Form 10-Q
period 2005-03-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2005-05-13
CIK 1253347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 333-108057

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.
             (Exact name of registrant as specified in its charter)

         Pennsylvania
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                               470 John Young Way
                                 Exton, PA 19341
          (Address, including zip code, of principal executive offices)

                                 (610) 594-9600
                         (Registrant's telephone number
                              including area code)



         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES [ ] NO [X]

                                    FORM 10-Q
                                 MARCH 31, 2005

                                TABLE OF CONTENTS

                                           PART I
Item 1.     Condensed Financial Statements                                            3
Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                     9
Item 3.     Quantitative and Qualitative Disclosures About Market Risk               11
Item 4.     Controls and Procedures                                                  11

                                          PART II
Item 1.     Legal Proceedings                                                        12
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.             12
Item 3.     Defaults Upon Senior Securities                                          12
Item 4.     Submission of Matters to a Vote of Securities Holders                    12
Item 5.     Other Information                                                        12
Item 6.     Index to Exhibits

            Signatures

            Certifications

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.
                             CONDENSED BALANCE SHEET


                                                                   MARCH 31,
                                                                     2005
                                                                 ------------
                                                                  (UNAUDITED)
ASSETS

Cash and cash equivalents                                        $  1,984,873

Computer equipment, at cost                                            45,508
Accumulated depreciation                                                 (948)
                                                                 ------------
                                                                       44,560
                                                                 ------------

Equipment acquisition costs and deferred expenses, net                  1,770
Prepaid Acquisition fees                                               77,805
                                                                 ------------
                                                                       79,575
                                                                 ------------

TOTAL ASSETS                                                     $  2,109,008
                                                                 ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                                 $     12,561
Accounts payable - Affiliated limited partnerships                      2,476
Accounts payable - General Partner                                         37
Accounts payable - Commonwealth Capital Corp.                          44,771
                                                                 ------------
TOTAL LIABILITIES                                                      59,845
                                                                 ------------

PARTNERS' CAPITAL
General partner                                                         1,000
Limited partners                                                    2,048,163
                                                                 ------------
TOTAL PARTNERS' CAPITAL                                             2,049,163
                                                                 ------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                          $  2,109,008
                                                                 ============



            see accompanying notes to condensed financial statements

                       COMMONWEALTH INCOME & GROWTH FUND V
                        CONDENSED STATEMENT OF OPERATIONS

                                                     FOR THE PERIOD OF MARCH 14,
                                                        2005 (COMMENCEMENT OF
                                                             OPERATIONS)
                                                        THROUGH MARCH 31, 2005
                                                             (UNAUDITED)

INCOME
Lease                                                         $      737
Interest and other                                                     1
                                                              ----------
TOTAL INCOME                                                         738
                                                              ----------

EXPENSES
Operating                                                         21,873
Organizational costs                                              25,939
Equipment management fee - General Partner                            37
Depreciation                                                         948
Amortization of equipment
  acquisition costs and deferred expenses                             51
                                                              ----------
TOTAL EXPENSES                                                    48,848
                                                              ----------

NET (LOSS)                                                    $  (48,110)
                                                              ==========

NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                                 (0.40)
                                                              ==========

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD                119,131
                                                              ==========



            see accompanying notes to condensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.
                    CONDENSED STATEMENT OF PARTNERS' CAPITAL

                                                   FOR THE PERIOD OF MARCH 14, 2005 (COMMENCEMENT OF OPERATIONS)
                                                                     THROUGH  MARCH 31, 2005
                                                                           (UNAUDITED)

                                                  GENERAL      LIMITED
                                                  PARTNER      PARTNER     GENERAL      LIMITED
                                                   UNITS        UNITS      PARTNER      PARTNER             TOTAL
-------------------------------------------------------------------------------------------------------------------
PARTNERS' CAPITAL - MARCH 14, 2005                   50        119,131     $ 1,000    $        67       $     1,067
   Contributions                                                                 -      2,381,380         2,381,380
   Offering Costs                                                                        (285,174)         (285,174)
   Net (Loss)                                                                             (48,110)          (48,110)

                                                -------------------------------------------------------------------
PARTNERS' CAPITAL - MARCH 31, 2005                   50        119,131     $ 1,000    $ 2,048,163       $ 2,049,163
                                                ===================================================================

            see accompanying notes to condensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.

                        CONDENSED STATEMENT OF CASH FLOW

   FOR THE PERIOD MARCH 14, 2005 (COMMENCEMENT OF OPERATION) TO MARCH 31, 2005


                                                                     2005
                                                                  (UNAUDITED)


NET CASH (USED IN) OPERATING ACTIVITIES                         $     (65,072)

Capital expenditures                                                  (45,508)
Equipment acquisition fees paid to General Partner                     (1,820)
                                                                -------------
NET CASH (USED IN) INVESTING ACTIVITIES                               (47,328)

Contributions                                                       2,381,380
Offering costs                                                       (285,174)
                                                                -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                           2,096,206

Net increase in cash and cash equivalents                           1,983,806
Cash and cash equivalents, beginning of period                          1,067

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   1,984,873
--------------------------------------------------------------------------------



            see accompanying notes to condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BUSINESS         Commonwealth Income & Growth Fund V (the "Partnership") is a
                    limited partnership organized in the Commonwealth of Pennsylvania on May 19, 2003. The Partnership is offering for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The
                    Partnership reached the minimum amount in escrow and commenced operations on March 14, 2005. As of March 31,
                    2005, the Partnership has received $2,381,380 in contributions from limited partners, amounting to 119,131 units.

                    The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

                    The Partnership's General Partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital Corp. Commonwealth Capital Corp. is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing Association (ELA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2015.

2. SUMMARY OF       BASIS OF PRESENTATION
   SIGNIFICANT
   ACCOUNTING       The financial information presented does not include all
   POLICIES         disclosures required by accounting principles generally
                    accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. Operating results for the period of March 14, 2005
                    (Commencement of operations) through March 31, 2005 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2005.

                    LONG-LIVED ASSETS

                    The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The partnership determined that no impairment had occurred during the period of March 14, 2005 (Commencement of Operations) through March 31, 2005.

                    Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

                    NET INCOME (LOSS) PER EQUIVALENT LIMITED PARTNERSHIP UNIT

                    The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent limited partner units outstanding during the period.

3. COMPUTER         The Partnership is the lessor of equipment under operating
   EQUIPMENT        leases with periods ranging from 14 to 48 months. In
                    general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                    Through March 31, 2005, the Partnership's leasing operations consisted of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

                    As of March 31, 2005, the Partnership does not participate in any shared equipment, debt obligations, or lease agreements with other affiliated partnerships, but anticipates doing so in the future.

                    The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2005:

                                                                         Amount
                    -----------------------------------------------------------

                    Nine months ending December 31, 2005               $ 13,000
                    Year ended December 31, 2006                         14,000
                    Year ended December 31, 2007                         12,000
                                                                       --------
                                                                       $ 39,000
                                                                       ========

4. RELATED PARTY    REIMBURSABLE EXPENSES
   TRANSACTIONS
                    The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General
                    Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the period of March 14, 2005 (Commencement of Operations) through March 31, 2005, the Partnership recorded $8,000 for reimbursement of expenses to the General Partner.

                    EQUIPMENT MANAGEMENT FEE

                    The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the period of March 14, 2005(Commencement of Operations) through March 31, 2005, equipment management fees of approximately $37 were earned by the General Partner.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

The Partnership's discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Partnership believes that its critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

COMPUTER EQUIPMENT

Commonwealth Capital Corp, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

REVENUE RECOGNITION

Through March 31, 2005, the Partnership's leasing operations consist of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

The Partnership reviews a customer's credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the period of March 14, 2005 (Commencement of Operations) through March 31, 2005 was contributions of approximately $2,400,000. Equipment in the amount of $45,000 was purchased and no distributions were paid during the same period.

For the period of March 14, 2005 (Commencement of Operations) through March 31, 2005, the Partnership used cash from operating activities of approximately $65,000, which includes net operating loss of approximately $48,000, and depreciation and amortization expenses of approximately $1,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $13,000 for the balance of the year ending December 31, 2005 and $26,000 thereafter.

The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis.

RESULTS OF OPERATIONS

Period of March 14, 2005 (Commencement of Operations) through March 31, 2005

For the period of March 14, 2005 (Commencement of Operations) through March 31, 2005, the Partnership recognized income of approximately $1,000 and expenses of approximately $49,000, resulting in a net loss of approximately $48,000.

Operating expenses of $22,000, excluding depreciation, mainly consist of printing and sales expenses.

Organizational costs were approximately $26,000 for the period of March 14, 2005 (Commencement of Operations) through March 31, 2005. According to the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are to be expensed as incurred. Previously, these costs were amortized over five years.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses totaled approximately $1,000 for the period ended March 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2005.

The Partnership's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the Partnership's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time quarters.

Based upon this review, the Partnership's Chief Executive Officer and a Financial Officer have concluded that the Partnership's disclosure controls (as defined in Rule 13a-14c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended March 31, 2005, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

PART II: OTHER INFORMATION

                       COMMONWEALTH INCOME & GROWTH FUND V

         Item 1.        LEGAL PROCEEDINGS.

                        N/A

         Item 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                        PROCEEDS.

                        N/A

         Item 3.        DEFAULTS UPON SENIOR SECURITIES.

                        N/A

         Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                        N/A

         Item 5.        OTHER INFORMATION.

                        N/A

         Item 6.        EXHIBITS

                              31.1 THE RULE 15D-14(A)
                              31.2 THE RULE 15D-14(A)
                              32.1 SECTION 1350 CERTIFICATION OF CEO
                              32.2 SECTION 1350 CERTIFICATION OF CFO


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    COMMONWEALTH INCOME & GROWTH
                                    FUND I
                                    BY: COMMONWEALTH INCOME & GROWTH
                                    FUND, INC. General Partner

May 16, 2005                        By: /s/ George S. Springsteen
------------                            -------------------------
Date                                        George S. Springsteen
                                            President