Form 10-Q
period 2005-06-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2005-08-12
CIK 1253347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 333-108057

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                 65-1189593
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

                                    FORM 10-Q
                                  JUNE 30, 2005

                                TABLE OF CONTENTS

                                     PART I
Item 1.  Condensed Financial Statements                                        3
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           11
Item 4.  Controls and Procedures                                              12

                                     PART II
Item 1.  Legal Proceedings                                                    12
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         12
Item 3.  Defaults Upon Senior Securities                                      12
Item 4.  Submission of Matters to a Vote of Securities Holders                12
Item 5.  Other Information                                                    12
Item 6.  Index to Exhibits


         Signatures

         Certifications

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.
                             CONDENSED BALANCE SHEET

                                                                  JUNE 30,
                                                                   2005
                                                              ---------------
                                                                (UNAUDITED)
ASSETS


Cash and cash equivalents                                     $     5,726,080
Lease income receivable                                                13,107
Other receivable - Affiliates                                           9,580
                                                              ---------------
                                                                    5,748,767
                                                              ---------------

Computer equipment, at cost                                           456,481
Accumulated depreciation                                              (13,475)
                                                              ---------------
                                                                      443,006
                                                              ---------------

Equipment acquisition costs and deferred expenses, net                 17,540
Prepaid Acquisition fees                                              236,090
                                                              ---------------
                                                                      253,630
                                                              ---------------


TOTAL ASSETS                                                  $     6,445,403
                                                              ===============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

Accounts payable                                              $       120,400
Accounts payable - General Partner                                     44,389
Accounts payable - Commonwealth Capital Corp.                          11,984
                                                              ---------------
TOTAL LIABILITIES                                                     176,773
                                                              ---------------

PARTNERS' CAPITAL

General partner                                                         1,000
Limited partners                                                    6,267,630
                                                              ---------------
TOTAL PARTNERS' CAPITAL                                             6,268,630
                                                              ---------------

TOTAL LIABILITIES AND PARTNERS' CAPITAL                       $     6,445,403
                                                              ===============


            see accompanying notes to condensed financial statements

                       COMMONWEALTH INCOME & GROWTH FUND V
                        CONDENSED STATEMENT OF OPERATIONS

                                                                              FOR THE PERIOD OF
                                                                                   MARCH 14,
                                                             THREE MONTHS     (COMMENCEMENT OF
                                                                ENDED            OPERATIONS)
                                                               JUNE 30,        THROUGH JUNE 30,
                                                                 2005               2005
                                                             (UNAUDITED)        (UNAUDITED)
INCOME
Lease                                                        $    16,739         $    17,476
Interest and other                                                     1                   2
                                                             -----------         -----------
TOTAL INCOME                                                      16,740              17,478
                                                             -----------         -----------

EXPENSES
Operating                                                        205,787             227,659
Organizational costs                                              53,860              79,799
Equipment management fee - General Partner                           837                 874
Depreciation                                                      12,527              13,475
Amortization of equipment
  acquisition costs and deferred expenses                            668                 719
                                                             -----------         -----------
TOTAL EXPENSES                                                   273,679             322,526
                                                             -----------         -----------

NET (LOSS)                                                   $  (256,939)        $  (305,048)
                                                             ===========         ===========

NET (LOSS) PER EQUIVALENT LIMITED
  PARTNERSHIP UNIT                                           $     (0.68)        $     (0.80)
                                                             ===========         ===========

WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
  PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD                380,059             380,059
                                                             ===========         ===========

            see accompanying notes to condensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.

                    CONDENSED STATEMENT OF PARTNERS' CAPITAL

                                            FOR THE PERIOD OF MARCH 14, 2005 (COMMENCEMENT OF OPERATIONS)
                                                                 THROUGH JUNE 30, 2005
                                                                      (UNAUDITED)

                                         GENERAL     LIMITED
                                         PARTNER     PARTNER     GENERAL       LIMITED
                                          UNITS       UNITS      PARTNER       PARTNER             TOTAL
                                        -------------------------------------------------------------------
PARTNERS' CAPITAL - MARCH 14, 2005           50      119,131     $ 1,000     $        67       $     1,067
   Contributions                                     260,928           -       7,599,940         7,599,940
   Offering Costs                                                               (925,385)         (925,385)
   Distributions                                                  (1,019)       (100,925)         (101,944)
   Net (Loss)                                                      1,019        (306,067)         (305,048)

                                        -------------------------------------------------------------------
PARTNERS' CAPITAL - JUNE 30, 2005            50      380,059     $ 1,000     $ 6,267,630       $ 6,268,630
                                        ===================================================================

            see accompanying notes to condensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.

                        CONDENSED STATEMENT OF CASH FLOW

   FOR THE PERIOD MARCH 14, 2005 (COMMENCEMENT OF OPERATION) TO JUNE 30, 2005


                                                                     2005
                                                                  (UNAUDITED)


NET CASH (USED IN) OPERATING ACTIVITIES                         $     (136,769)

Capital expenditures                                                  (456,481)
Prepaid acquisition fees                                              (236,090)
Equipment acquisition fees paid to General Partner                     (18,259)
                                                                ---------------
NET CASH (USED IN) INVESTING ACTIVITIES                               (710,830)

Contributions                                                        7,599,940
Distributions                                                         (101,944)
Offering costs                                                        (925,384)
                                                                ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            6,572,612

Net increase in cash and cash equivalents                            5,725,013
Cash and cash equivalents, beginning of period                           1,067
                                                                ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    5,726,080
------------------------------------------------------------------------------


            see accompanying notes to condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BUSINESS         Commonwealth Income & Growth Fund V (the "Partnership") is
                      a limited partnership organized in the Commonwealth of Pennsylvania on May 19, 2003. The Partnership is offering for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the "Offering").
                      The Partnership reached the minimum amount in escrow and commenced operations on March 14, 2005. As of June 30,
                      2005, the Partnership has received $7,599,940 in contributions from limited partners, amounting to 380,059 units.

                      The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp ("CCC"), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

                      The Partnership's General Partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing Association (ELA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2015.

2.   SUMMARY OF       BASIS OF PRESENTATION
     SIGNIFICANT
     ACCOUNTING       The financial information presented as of any date other
     POLICIES         than December 31 has been prepared from the books and
                      records without audit. Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. Operating results for the period of March 14, 2005 (Commencement of operations) through June
                      30, 2005 are not necessarily indicative of financial results that may be expected for the full year ended
                      December 31, 2005.

                      LONG-LIVED ASSETS

                      The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The partnership determined that no impairment had occurred during the period of March 14, 2005 (Commencement of Operations) through June 30, 2005.

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

                      Through June 30, 2005, the Partnership's leasing operations consisted of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

                      As of June 30, 2005, the Partnership does not participate in any shared equipment, debt obligations, or lease agreements with other affiliated partnerships, but anticipates doing so in the future.

                      The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2005:

                                                                        Amount
                      ----------------------------------------------------------

                        Six months ending December 31, 2005           $   74,000
                        Year ended December 31, 2006                     147,000
                        Year ended December 31, 2007                     142,000
                        Year ended December 31, 2008                      50,000
                                                                      ----------
                                                                      $  413,000
                                                                      ==========

4.   RELATED PARTY    REIMBURSABLE EXPENSES
     TRANSACTIONS
                      The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the period of March 14, 2005 (Commencement of Operations) through June 30, 2005, the Partnership recorded $131,000 for reimbursement of expenses to the General Partner.

                      EQUIPMENT MANAGEMENT FEE

                      The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
                      (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the period of March 14, 2005(Commencement of Operations) through June 30, 2005, equipment management fees of approximately $874 were earned by the General Partner.


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

COMPUTER EQUIPMENT

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

REVENUE RECOGNITION

Through June 30, 2005, the Partnership's leasing operations consist of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the period of March 14, 2005 (Commencement of Operations) through June 30, 2005 was contributions of approximately $7,600,000. Equipment in the amount of $456,000 was purchased and distributions in the amount of $102,000 were paid during the same period.

For the period of March 14, 2005 (Commencement of Operations) through June 30, 2005, the Partnership used cash from operating activities of approximately $137,000, which includes net operating loss of approximately $305,000, and depreciation and amortization expenses of approximately $14,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $74,000 for the balance of the year ending December 31, 2005 and $339,000 thereafter.

The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis.

RESULTS OF OPERATIONS

                        Three months ended June 30, 2005

For the quarter ended June 30, 2005, the Partnership recognized income of approximately $17,000 and expenses of approximately $274,000, resulting in a net loss of approximately $257,000.

Operating expenses of $206,000, excluding depreciation, primarily consist of sales expenses of $27,000, conferences of $22,000, postage & shipping of $11,000, and reimbursement of expenses to CCC for administration and operation of the Partnership of approximately $62,000.

Organizational costs were approximately $54,000 for the quarter ended June 30, 2005. According to the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are to be expensed as incurred.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses totaled approximately $13,000 for the quarter ended June 30, 2005.

   Period of March 14, 2005 (Commencement of Operations) through June 30, 2005

For the period of March 14, 2005 (Commencement of Operations) through June 30, 2005, the Partnership recognized income of approximately $17,000 and expenses of approximately $322,000, resulting in a net loss of approximately $305,000.

Operating expenses of $228,000, excluding depreciation, primarily consist of sales expenses of $34,000, conferences of $22,000, postage & shipping of $15,000, and reimbursement of expenses to CCC for administration and operation of the Partnership of approximately $62,000.

Organizational costs were approximately $80,000 for the period of March 14, 2005 (Commencement of Operations) through June 30, 2005. According to the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are to be expensed as incurred.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses totaled approximately $14,000 for the period ended June 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the absence of any long-term debt.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the General Partner have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2005.

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

Based upon this review, the General Partner's Chief Executive Officer and a Financial Officer have concluded that the Partnership's disclosure controls (as defined in Rule 13a-14c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended June 30, 2005, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.


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

                                    COMMONWEALTH INCOME & GROWTH
                                    FUND V
                                    BY: COMMONWEALTH INCOME & GROWTH
                                    FUND, INC. General Partner

August 11, 2005                     By: /s/ Kimberly A. Springsteen
---------------                        ----------------------------
Date                                Kimberly A. Springsteen
                                    President