Form 10-Q
period 2005-09-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2005-11-10
CIK 1253347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

                                        FORM 10-Q
                                   SEPTEMBER 30, 2005

                                    TABLE OF CONTENTS

                                         PART I
Item 1.     Condensed Financial Statements                                            3
Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                                      11
Item 3.     Quantitative and Qualitative Disclosures About Market
            Risk                                                                     13
Item 4.     Controls and Procedures                                                  13

                                         PART II
Item 1.     Legal Proceedings                                                        14
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.             14
Item 3.     Defaults Upon Senior Securities                                          14
Item 4.     Submission of Matters to a Vote of Securities Holders                    14
Item 5.     Other Information                                                        14
            Index to Exhibits
Item 6.                                                                              14

            Signatures

            Certifications

                            COMMONWEALTH INCOME & GROWTH FUND V, L.P.
                                     CONDENSED BALANCE SHEET

                                                             SEPTEMBER 30,         DECEMBER 31,
                                                                  2005                 2004
                                                              -----------          ------------
                                                              (UNAUDITED)
ASSETS


Cash and cash equivalents                                     $ 8,761,158          $      1,067
Lease income receivable, net of reserves of $0 as of
     September 30, 2005 and December 31, 2004                      22,922                     -
Other receivable - Affiliates                                      84,402                     -
                                                              -----------          ------------
                                                                8,868,482                 1,067
                                                              -----------          ------------

Computer equipment, at cost                                     1,666,269                     -
Accumulated depreciation                                          (77,055)                    -
                                                              -----------          ------------
                                                                1,589,214                     -
                                                              -----------          ------------

Equipment acquisition costs and deferred expenses, net             65,984                     -
Prepaid acquisition fees                                          379,949                     -
                                                              -----------          ------------
                                                                  445,933                     -
                                                              -----------          ------------


TOTAL ASSETS                                                  $10,903,629          $      1,067
                                                              ===========          ============
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES

Accounts payable                                              $   152,192          $          -
Accounts payable - General Partner                                 28,070                     -
Accounts payable - Commonwealth Capital Corp.                      18,861                     -
Notes Payable                                                     378,710                     -
                                                              -----------          ------------
TOTAL LIABILITIES                                                 577,833                     -
                                                              -----------          ------------

PARTNERS' CAPITAL

General partner                                                     1,000                 1,000
Limited partners                                               10,324,796                   567
                                                              -----------          ------------
TOTAL PARTNERS' CAPITAL                                        10,325,796                 1,567
                                                              -----------          ------------

Less receivable from Limited Partner                                                       (500)
                                                                                   ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL
                                                              $10,903,629          $      1,067
                                                              ===========          ============





            see accompanying notes to condensed financial statements

                               COMMONWEALTH INCOME & GROWTH FUND V
                                CONDENSED STATEMENT OF OPERATIONS


                                                                                 FOR THE PERIOD OF
                                                                                     MARCH 14,
                                                              THREE MONTHS       (COMMENCEMENT OF
                                                                 ENDED              OPERATIONS)
                                                             SEPTEMBER 30,      THROUGH SEPTEMBER 30,
                                                                 2005                  2005
                                                              (UNAUDITED)           (UNAUDITED)
   INCOME
   Lease                                                      $    84,282           $   101,759
   Interest and other                                              14,481                14,483
                                                              -----------           -----------
   TOTAL INCOME                                                    98,763               116,242
                                                              -----------           -----------

   EXPENSES
   Operating                                                      253,543               481,203
   Organizational costs                                            44,568               124,368
   Equipment management fee - General Partner                       4,214                 5,088
   Depreciation                                                    63,580                77,055
   Amortization of equipment
     acquisition costs and deferred expenses                        3,735                 4,454
                                                              -----------           -----------
   TOTAL EXPENSES                                                 369,640               692,168
                                                              -----------           -----------

   NET (LOSS)                                                 $  (270,877)          $  (575,926)
                                                              ===========           ===========

   NET (LOSS) PER EQUIVALENT LIMITED
     PARTNERSHIP UNIT                                         $     (0.42)          $     (0.90)
                                                              ===========           ===========

   WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
     PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD              638,401               638,401
                                                              ===========           ===========



            see accompanying notes to condensed financial statements

                                        COMMONWEALTH INCOME & GROWTH FUND V, L.P.
                                       CONDENSED STATEMENT OF PARTNERS' CAPITAL

                             FOR THE PERIOD OF MARCH 14, 2005 (COMMENCEMENT OF OPERATIONS)
                                              THROUGH SEPTEMBER 30, 2005
                                                      (UNAUDITED)

                                                GENERAL    LIMITED
                                                 PARTNER   PARTNER     GENERAL       LIMITED
                                                 UNITS      UNITS      PARTNER       PARTNER                TOTAL
                                                --------   -------    --------     ------------          ------------
PARTNERS' CAPITAL - MARCH 14, 2005                    50   119,131    $  1,000     $         67          $      1,067
   Contributions                                           519,270          -        12,766,790            12,766,790
   Offering Costs                                                                    (1,524,839)           (1,524,839)
   Distributions                                                        (4,625)        (336,671)             (341,296)
   Net (Loss)                                                            4,625         (580,551)             (575,926)

                                                -------- ---------    --------     ------------          ------------
PARTNERS' CAPITAL - SEPTEMBER 30, 2005                50   638,401    $ 1,000      $ 10,324,796          $ 10,325,796
                                                ========   =======    ========     ============          ============





                               see accompanying notes to condensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.
                        CONDENSED STATEMENT OF CASH FLOW

FOR THE PERIOD MARCH 14, 2005 (COMMENCEMENT OF OPERATIONS) TO SEPTEMBER 30, 2005


                                                                     2005
                                                                  (UNAUDITED)


NET CASH (USED IN) OPERATING ACTIVITIES                           $  (402,619)

Capital expenditures                                               (1,287,558)
Prepaid acquisition fees                                             (379,949)
Equipment acquisition fees paid to General Partner                    (66,651)
                                                                  -----------
NET CASH (USED IN) INVESTING ACTIVITIES                            (1,734,158)

Contributions                                                      12,766,790
Distributions                                                        (341,296)
Offering costs                                                     (1,524,839)
Debt Placement fees paid to General Partner                            (3,787)
                                                                  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          10,896,868

Net increase in cash and cash equivalents                           8,760,091
Cash and cash equivalents, beginning of period                          1,067
                                                                  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 8,761,158
--------------------------------------------------------------------------------



            see accompanying notes to condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.      BUSINESS                   Commonwealth Income & Growth Fund V (the
                                   "Partnership") is a limited partnership
                                   organized in the Commonwealth of Pennsylvania on May 19, 2003. The Partnership is offering for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The Partnership reached the minimum amount in escrow and commenced operations on March 14, 2005. As of September 30, 2005, the Partnership has received $12,766,790 in contributions from limited partners, amounting to 638,401 units.

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

2.      SUMMARY OF                 BASIS OF PRESENTATION
        SIGNIFICANT
        ACCOUNTING                 The financial information presented as of any
        POLICIES                   date other than December 31 has been prepared
                                   from the books and records without audit.
                                   Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. Operating results for the period of March 14, 2005 (Commencement of
                                   Operations) through September 30, 2005 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2005.

                                   LONG-LIVED ASSETS

                                   The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The partnership determined that no impairment had occurred during the period of March 14, 2005 (Commencement of Operations) through September 30, 2005.

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


3.      COMPUTER                   The Partnership is the lessor of equipment
        EQUIPMENT                  under operating leases with periods ranging
                                   from 14 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                                   Through September 30, 2005, the Partnership's leasing operations consisted entirely of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

                                   Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. No remarketing fees were paid for the period ended September 30, 2005.

                                   The Partnership's share of the computer
                                   equipment in which they participate at
                                   September 30, 2005 was approximately
                                   $384,000, which is included in the
                                   Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2005 was approximately $768,000.


                                   The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2005:

                                                                                                         Amount
                                   --------------------------------------------------------------------------------
                                      Three months ending December 31, 2005                   $         145,000
                                      Year ended December 31, 2006                                      582,000
                                      Year ended December 31, 2007                                      576,000
                                      Year ended December 31, 2008                                      265,000

                                                                                                ----------------
                                                                                              $       1,568,000
                                                                                                ================

4.      RELATED PARTY              RECEIVABLES/PAYABLES
        TRANSACTIONS
                                   As of September 30, 2005, the Partnership's related party receivables and payables are short term, unsecured, and non-interest bearing.

                                   REIMBURSABLE EXPENSES

                                   The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, the Partnership recorded $257,000 for reimbursement of expenses to the General Partner.

                                   OFFERING COSTS

                                   Offering costs are payments for selling
                                   commissions, dealer manager fees,
                                   professional fees and other offering expenses relating to the syndication. Selling commissions are 8% of the partners' contributed capital and dealer manager fees are 2% of the partners' contributed capital. These costs have been deducted from partnership capital in the accompanying financial statements.

                                   EQUIPMENT ACQUISITION FEE

                                   The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, equipment acquisition fees of approximately $67,000 were earned by the General Partner.

                                   DEBT PLACEMENT FEE

                                   As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. For the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, debt placement fees of approximately $4,000 were earned by the General Partner.

                                   EQUIPMENT MANAGEMENT FEE

                                   The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, equipment management fees of approximately $5,100 were earned by the General Partner.

5.      NOTES PAYABLE              Notes payable consisted of the following:

                                                        SEPTEMBER 30,
                                                            2005
-----------------------------------------------------------------------------

Installment notes payable to banks;
interest of 6.00%, due in monthly
installments of $4,697 and quarterly
installments ranging from $2,414 to
$8,212, including interest, with final
payments due from February through
June 2008.
                                                 $                 378,710

                                                   ------------------------
                                                 $                 378,710
---------------------------------------------------------------------------

                               These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2005 are as follows:


                                                                       AMOUNT

    Three months ended December 31, 2005                          $       23,953
    Year ended December 31, 2006                                         146,187
    Year ended December 31, 2007                                         155,234
    Year ended December 31, 2008                                          53,336
                                                                    ------------
                                                                  $      378,710
                                                                    ------------


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

REVENUE RECOGNITION

Through September 30, 2005, the Partnership's leasing operations consist entirely of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the period of March 14, 2005 (Commencement of Operations) through September 30, 2005 was contributions of approximately $12,800,000. Equipment in the amount of $1,288,000 was purchased and distributions in the amount of $341,000 were paid during the same period.

For the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, the Partnership used cash from operating activities of approximately $403,000, which includes a net operating loss of approximately $576,000, and depreciation and amortization expenses of approximately $81,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of September 30, 2005, the Partnership had future minimum rentals on non-cancelable operating leases of $145,000 for the balance of the year ending December 31, 2005 and $1,423,000 thereafter.

The General Partner intends to review and reassess the Partnership's business plan on a quarterly basis.



RESULTS OF OPERATIONS

                      Three months ended September 30, 2005
                      -------------------------------------

For the quarter ended September 30, 2005, the Partnership recognized income of approximately $99,000 and expenses of approximately $370,000, resulting in a net loss of approximately $271,000.

Operating expenses of $254,000, excluding depreciation, primarily consist of sales expenses of $32,000, conferences of $48,000, postage and shipping of $4,000, and reimbursement of expenses to CCC for administration and operation of the Partnership of approximately $68,000.

Organizational costs were approximately $45,000 for the quarter ended September 30, 2005. According to the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are to be expensed as incurred.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses totaled approximately $67,000 for the quarter ended September 30, 2005.

Period of March 14, 2005 (Commencement of Operations) through September 30, 2005
--------------------------------------------------------------------------------

For the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, the Partnership recognized income of approximately $116,000 and expenses of approximately $692,000, resulting in a net loss of approximately $576,000.

Operating expenses of $481,000, excluding depreciation, primarily consist of sales expenses of $66,000, conferences of $69,000, postage and shipping of $19,000, and reimbursement of expenses to CCC for administration and operation of the Partnership of approximately $130,000.

Organizational costs were approximately $124,000 for the period of March 14, 2005 (Commencement of Operations) through September 30, 2005. According to the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are to be expensed as incurred.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses totaled approximately $81,000 for the period ended September 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rates of its long-term debt.


ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and a Financial Officer of the General Partner have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2005.

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

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended September 30, 2005, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.


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

                                            COMMONWEALTH INCOME & GROWTH
                                            FUND V
                                            BY: COMMONWEALTH INCOME & GROWTH
                                            FUND, INC. General Partner

November 10, 2005                           By: /s/ Kimberly A. Springsteen
-----------------                           -------------------------------
Date                                        Kimberly A. Springsteen
                                            President