Form 10-K
period 2005-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2006-03-30
CIK 1253347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 333-108057

                       COMMONWEALTH INCOME & GROWTH FUND V
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

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of exchange on
         Title of each class to                     which each class
            be so registered                       is to be registered

                  None                                    N/A
                  ----                                    ---

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
YES [X] NO [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES [ ] NO [X]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [ ] NO [X]

Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant: N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Act): YES [ ] NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
  (Specific sections incorporated are identified under applicable items herein)

      Certain exhibits to the Company's Registration Statement on Form S-1
                              (File No. 33-62526).

                                    FORM 10-K
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS

                                           PART I
Item 1.     Business                                                                  3
Item 1A.    Risk Factors                                                             10
Item 1B.    Unresolved Staff Comments                                                11
Item 2.     Properties                                                               12
Item 3.     Legal Proceedings                                                        12
Item 4.     Submission of Matters to a Vote of Security Holders                      12

                                          PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters
            and Issuer Purchases of Equity Securities                                12
Item 6.     Selected Financial Data                                                  15
Item 7.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                    16
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk               19
Item 8.     Financial Statements and Supplementary Data                              19
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                     19
Item 9A.    Controls and Procedures                                                  19
Item 9B.    Other Information                                                        20

                                          PART III
Item 10.    Directors and Executive Officers of the Registrant                       20
Item 11.    Executive Compensation                                                   23
Item 12.    Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters                                              23
Item 13.    Certain Relationships and Related Transactions                           23
Item 14.    Principal Accountant Fees and Services                                   30

                                          PART IV
Item 15.    Exhibits and Financial Statement Schedules                               31

            Index to Exhibits

            Signatures

            Certifications

PART I

ITEM 1:           BUSINESS

GENERAL

Commonwealth Income & Growth Fund V (the "Partnership" or "CIGF5") was formed on May 19, 2003 under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership is offering for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The Partnership raised the minimum capital required ($1,150,000) and commenced operations on March 14, 2005. As of December 31, 2005, 985,494 Units ($19,703,204) have been admitted as Limited Partners of the Partnership.

See "The Glossary" below for the definition of capitalized terms not otherwise defined in the text of this report.

PRINCIPAL INVESTMENT OBJECTIVES

The Partnership was formed for the purpose of acquiring various types of Equipment, including computer peripheral and other similar capital equipment. The Partnership utilizes the net Proceeds of the Offering to purchase IBM and IBM compatible computer peripheral and other similar capital equipment. The Partnership utilizes Retained Proceeds and debt financing (not to exceed 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contract by the Partnership at the time the debt is incurred) to purchase additional Equipment. The Partnership acquires and leases Equipment principally to U.S. corporations and other institutions pursuant to Operating Leases. The Partnership retains the flexibility to enter into Full Payout Net Leases and Conditional Sales Contracts, but has not done so.

         The Partnership's principal investment objectives are to:

         (a) Acquire, lease and sell Equipment to generate revenues from operations sufficient to provide annual cash distributions to Limited Partners;

         (b)      Preserve and protect Limited Partners' capital;

         (c) Use a portion of Cash Flow and Net Disposition Proceeds derived from the sale, refinancing or other disposition of Equipment to purchase additional Equipment; and

         (d) Refinance, sell or otherwise dispose of Equipment in a manner that will maximize the proceeds to the Partnership.

Limited Partners do not have the right to vote on or otherwise approve or disapprove any particular investment to be made by the Partnership.

Although the Partnership has acquired predominately new Equipment, the Partnership may purchase used Equipment. Generally, Equipment is acquired from manufacturers, distributors, leasing companies, agents, owner-users, owner-lessors, and other suppliers upon terms that vary depending upon the Equipment and supplier involved. Manufacturers and distributors usually furnish a limited warranty against defects in material and workmanship and some purchase agreements for Equipment provide for service and replacement of parts during a limited period. Equipment purchases are also made through lease brokers and on an ad hoc basis to meet the needs of a particular lessee.

As of December 31, 2005, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was already entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership. The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties ("vendor leasing agreements"). The Partnership and manufacturers may agree to nonrecourse loans to the Partnership from the manufacturers to finance the acquisition of Equipment secured by the Equipment and the receivables due to the manufacturers from users of such Equipment. It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements. As of December 31, 2005, the Partnership has not entered into any such agreements.

The General Partner has the discretion consistent with its fiduciary duty to change the investment objectives of the Partnership if it determines that such a change is in the best interest of the Limited Partners and so long as such a change is consistent with the Partnership Agreement. The General Partner will notify the Limited Partners if it makes such a determination to change the Partnership's investment objectives.

TYPES OF EQUIPMENT

COMPUTER PERIPHERAL EQUIPMENT. Computer peripheral equipment consists of devices used to convey information into and out of a central processing unit (or "mainframe") of a computer system, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving, and processing information by computer.

The Partnership acquires primarily IBM manufactured or IBM compatible equipment. The General Partner believes that dealing in IBM or IBM compatible equipment is particularly advantageous because of the large IBM customer base, policy of supporting users with software and maintenance services and the large amount of IBM and IBM compatible equipment in the marketplace.

Computer technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago. Much of the older IBM and IBM compatible computer peripheral equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many of the same functions as newer equipment. The General Partner believes, historically, that the values of peripheral equipment have been affected less dramatically by changes in technology than have the values of central processing units. An equipment user who upgrades to a more advanced central processor generally can continue to use his existing peripheral equipment. Peripheral equipment nevertheless is subject to declines in value as new, improved models are developed and become available. Technological advances and other factors, discussed below in Management Discussion and Analysis, have at times caused dramatic reduction in the market prices of older models of IBM and IBM compatible computer peripheral equipment from the prices at which they were originally introduced.

OTHER EQUIPMENT-RESTRICTIONS. The Partnership acquires computer peripheral equipment, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving and processing information by computer. The General Partner is also authorized, but does not presently intend, to cause the Partnership to invest in non-IBM compatible computer peripheral, data processing, telecommunication or medical technology equipment. The Partnership may not invest in any of such other types of Equipment (i) to the extent that the purchase price of such Equipment, together with the aggregate Purchase Price of all such other types of Equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership's commitment to invest therein and
(ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase and, in the case of non-IBM compatible peripheral Equipment, that such Equipment is comparable in quality to similar IBM or IBM compatible Equipment. There can be no assurance that any Equipment investments can be found which meet this standard. Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership's diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership's policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of Equipment. Through December 31, 2005, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 12 different companies located throughout the United States. The allocations are as follows:

                     EQUIPMENT TYPE       APPROXIMATE %
                  --------------------    -------------
                        Servers                33%
                      Workstations             31%
                  Data Communications          17%
                        Storage                19%

                         TOTAL                100%

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

The Partnership to date has purchased, and in the future intends to continue to purchase only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership's acquisition of the Equipment. The General Partner to date has leased and in the future intends to lease most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases. Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment. The Equipment may also be leased pursuant to Full Payout Net Leases. Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment. It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases. The General Partner may also enter into Conditional Sales Contracts for Equipment. A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment. Under a Conditional Sales Contract, the seller reserves title to and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid. As of December 31, 2005, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

In general, the terms of the Partnership's leases, whether the Equipment is leased pursuant to an Operating lease or a Full Payout Net Lease, depend upon a variety of factors, including: the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for Operating or Full Payout Net Leases; the type and use of Equipment and its anticipated residual value; the business of the lessee and its credit rating; the availability and cost of financing; regulatory considerations; the accounting treatment of the lease sought by the lessee or the Partnership; and competitive factors.

An Operating Lease generally represents a greater risk to the Partnership than a Full Payout Net Lease, because in order to recover the purchase price of the subject Equipment and earn a return on such investment, it is necessary to renew or extend the Operating Lease, lease the Equipment to a third party at the end of the original lease term, or sell the Equipment. On the other hand, the term of an Operating Lease is generally much shorter than the term of a Full Payout Net Lease, and the lessor is thus afforded an opportunity under an Operating Lease to re-lease or sell the subject Equipment at an earlier stage of the Equipment's life cycle than under a Full Payout Net Lease. Also, the annual rental payments received under an Operating Lease are ordinarily higher than those received under a Full Payout Net Lease.

The Partnership's policy is to generally enter into "triple net leases" (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase "umbrella" insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2005, all leases that have been entered into are "triple net leases".

The General Partner has not established any standards for lessees to whom it will lease Equipment and, as a result, there is not an investment restriction prohibiting the Partnership from doing business with any lessees. However, a credit analysis of all potential lessees is undertaken by the General Partner to determine the lessee's ability to make payments under the proposed lease. The General Partner may refuse to enter into an agreement with a potential lessee based on the outcome of the credit analysis.

The terms and conditions of the Partnership's leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2005, the Partnership has not entered into any such agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The Partnership believes that this is a valuable method since it entices the leasing company from whom we have purchased the lease from to assist in the extension, or "remarket", of the lease, or possibly sell the equipment to the lessee. This remarketing fee is factored in when negotiating an extension or sales.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contract, by the Partnership at the time the debt is incurred, with monies received that is not considered "original proceeds". The Partnership incurs only non-recourse debt, which is secured by Equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment. Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2005, the aggregate nonrecourse debt outstanding of $785,157 was 14.0% of the aggregate cost of the Equipment owned.

The Partnership may purchase some items of Equipment without leverage. If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. As of December 31, 2005, the Partnership has not exercised this option.

To date, the General Partner has not caused the Partnership to borrow funds at fixed interest rates and plans to continue borrowing additional funds, to the fullest extent practicable. The Partnership may borrow funds at rates, which vary with the "prime" or "base" rate. If lease revenues were fixed, a rise in the "prime" or "base" rate would increase borrowing costs and reduce the amount of the Partnership's income and cash available for distribution. Therefore, the General Partner is permitted to borrow funds to purchase Equipment at fluctuating rates only if the lease for such Equipment provides for fluctuating rental payments calculated on a similar basis.

Any additional debt incurred by the Partnership must be nonrecourse. Nonrecourse debt, in the context of the business to be conducted by the Partnership, means that the lender providing the funds can look for security only to the Equipment pledged as security and the proceeds derived from leasing or selling such Equipment. Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt.

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership's revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership's Cash Flow over a substantial portion of the Partnership's operating life. As of December 31, 2005, no such agreements existed.

The General Partner and any of its Affiliates may, but are not required to, make loans to the Partnership on a short-term basis. If the General Partner or any of its Affiliates makes such a short-term loan to the Partnership, the General Partner or Affiliate may not charge interest at a rate greater that the interest rate charged by unrelated lenders on comparable loans for the same purpose in the same locality. In no event is the Partnership required to pay interest on any such loan at an annual rate greater than three percent over the "prime rate' from time to time announced by PNC Bank, Philadelphia, Pennsylvania ("PNC Bank"). All payments of principal and interest on any financing provided by the General Partner or any of its affiliates are due and payable by the Partnership within 12 months after the date of the loan.

REFINANCING POLICIES

Subject to the limitations set forth in "Borrowing Policies" above, the Partnership may refinance its debt from time to time. With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment. As of December 31, 2005, the Partnership has no such debt.

Refinancing, if achievable, may permit the Partnership to retain an item of Equipment and at the same time to generate additional funds for reinvestment in additional Equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The General Partner intends to cause the Partnership to begin disposing of its Equipment in approximately January 2015. Notwithstanding the Partnership's objective to sell all of its assets and dissolve by December 31, 2015, the General Partner may at any time cause the Partnership to dispose of all its Equipment and, dissolve the Partnership upon the approval of Limited Partners holding a Majority in Interest of Units.

Particular items of Equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so. The determination of whether particular items of Partnership Equipment should be sold or otherwise disposed of is made by the General Partner after consideration of all relevant factors (including prevailing general economic conditions, lessee demand, the General Partner's views of current and future market conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership. As partial payment for Equipment sold, the Partnership may receive purchase money obligations secured by liens on such Equipment.

MANAGEMENT OF EQUIPMENT

Equipment management services for the Partnership's Equipment is provided by the General Partner and its Affiliates and by persons employed by the General Partner. Such services will consist of collection of income from the Equipment, negotiation and review of leases, Conditional Sales Contracts and sales agreements, releasing and leasing-related services, payment of operating expenses, periodic physical inspections and market surveys, servicing indebtedness secured by Equipment, general supervision of lessees to assure that they are properly utilizing and operating Equipment, providing related services with respect to Equipment, supervising, monitoring and reviewing services performed by others in respect to Equipment and preparing monthly Equipment operating statements and related reports.

COMPETITION

The equipment leasing industry is highly competitive. The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner. Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms, which are more favorable, that those which the Partnership can offer. They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services, which the Partnership may not be able to offer. Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges), which will afford benefits to the purchaser similar to those obtained through leases. As a result of the advantages, which certain of its competitors may have, the Partnership may find it necessary to lease its Equipment on a less favorable basis than certain of its competitors.

The computer peripheral equipment industry is extremely competitive. Competitive factors include pricing, technological innovation and methods of financing. Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through a policy that combines service and hardware with payment accomplished through a single periodic charge.

The dominant firms in the computer marketplace are Dell, IBM, Hewlett Packard, Sun Systems and Cisco. Because of the substantial resources and dominant position of these companies, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans would occur at any time. Significant action in any of these areas by these firms might materially adversely affect the partnerships' business or the other manufacturer's with whom the General Partner might negotiate purchase and other agreements. Any adverse affect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers.

INVESTMENTS

         Through February 23, 2006, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

                                            EQUIPMENT              LIST      PURCHASE   MONTHLY   LEASE
      LESSEE              MFG              DESCRIPTION            PRICE       PRICE     RENTAL    TERM
-------------------   ------------   ------------------------   ----------   --------   -------   -----
Alliant Techsystems   Konica         Multifunction Printers         26,831     21,527       585      36
Alliant Techsystems   HP             Dell Servers                   14,969     12,215       328      36
Alliant Techsystems   Konica         Multifunction Printers         34,033     27,771       754      36
Alliant Techsystems   Konica         Multifunction Printers          7,059      5,760       156      36
Argenbright, Inc.     EMC            Storage                       612,711    593,717    18,626      36
Daimler Chrysler      HP             Small HP/Compaq Servers       558,191    558,191    14,393      36
Delphi Automotive     Dell           Desktops - Tier 1             384,075    768,150    20,123      36
Geico                 HP             Small HP/Compaq Servers       620,002    620,002    47,421      12
General Atomics       NetApp         Storage                       146,582    146,582     8,680      36
General Atomics       NetApp         Storage                       297,472    294,944    15,760      36
Kellogg               IBM            Desktops - Tier 1             765,490    533,739    14,239      35
Mitsubishi Motors     IBM            Small IBM Servers             132,409    132,409     3,633      36
Mitsubishi Motors     IBM            Blade Servers                 143,675    121,559     3,336      36
Mitsubishi Motors     Cisco          Datacom - Cisco               292,900    179,242     5,007      36
NBC Universal         Avid           Graphic Workstations           28,580     26,898       751      33
NBC Universal         Avid           Graphic Workstations          327,130    246,579    18,711      36
Northrop Grumman      HP             Midrange HP Servers            64,860     44,126     1,146      36
Northrop Grumman      McData         Datacom                       465,729    331,241     8,768      36
Northrop Grumman      CipherOptics   Datacom                       217,587    148,574     3,904      36
Northrop Grumman      CipherOptics   Datacom                       348,646    236,287     6,208      36
Nortrop Grumman       SGI            Engineering Workstations       45,110     30,675       797      36
Qwest                 Stratus        Misc High End Servers         104,128    520,641    46,517      36
Raytheon              HP             Desktops - Tier 1             163,391    145,974     4,697      28
Raytheon              Sun            Small Sun Servers             114,775    101,700     8,894      30
Raytheon              Sun            Small Sun Servers              82,511     78,561     6,393      33
Raytheon              Sun            Small Sun Servers              46,310     40,875     3,589      30
Raytheon              Accunet        Datacom                        70,000     61,414     5,627      30
Raytheon              Sun            Desktops - Tier 1              30,364     28,853     2,414      33
Raytheon              HP             Engineering Workstations      108,706     65,609     1,724      36
Raytheon              HP             Engineering Workstations      144,235     87,053     2,288      36
Raytheon              HP             Engineering Workstations      271,806    164,049     4,312      36
UGO Networks          Sun            Small Sun Servers              39,592     34,427     1,119      30
UGO Networks          Toshiba        Workstations                   11,081     11,081       355      31

RESERVES

         Because the Partnership's leases are on a "triple-net" basis, no permanent reserve for maintenance and repairs will be established from the Offering Proceeds. However, the General Partner, in its sole discretion, may retain a portion of the Cash Flow and Net Disposition Proceeds available to the Partnership for maintenance, repairs and working capital. There are no limitations on the amount of Cash Flow and Net Disposition Proceeds that may be retained as reserves. Since no reserve will be established if available Cash Flow of the Partnership is insufficient to cover the Partnership's operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its Equipment or borrowing.

GENERAL RESTRICTIONS

         Under the Partnership Agreement, the Partnership is not permitted, among other things, to:

         (a) Invest in junior trust deeds unless received in connection with the sale of an item of Equipment in an aggregate amount that does not exceed 30% of the assets of the Partnership on the date of the investment;

         (b)      Invest in or underwrite the securities of other issuers;

         (c)      Acquire any Equipment for Units;

         (d) Issue senior securities (except that the issuance to lenders of notes or other evidences of indebtedness in connection with the financing or refinancing of Equipment or the Partnership's business shall not be deemed to be the issuance of senior securities);

         (e) Make loans to any Person, including the General Partner or any of its Affiliates, except to the extent a Conditional Sales Contract constitutes a loan;

         (f) Sell or lease any Equipment to, lease any Equipment from, or enter into any sale- leaseback transactions with, the General Partner or any of its Affiliates; or

         (g) Give the General Partner or any of its Affiliates an exclusive right or employment to sell the Partnership's Equipment.

The General Partner has also agreed in the Partnership Agreement to use its best efforts to assure that the Partnership shall not be deemed an "investment company" as such term is detained in the Investment Company Act of 1940.

The General Partner and its Affiliates may engage in other activities, whether or not competitive with the Partnership. The Partnership Agreement provides, however, that neither the General Partner nor any of its Affiliates may receive any rebate or "give up" in connection with the Partnership's activities or participate in reciprocal business arrangements that circumvent the restrictions in the Partnership Agreement against dealings with Affiliates.

ITEM 1A:          RISK FACTORS

THERE WILL BE NO PUBLIC MARKET FOR THE UNITS, AND YOU MAY BE UNABLE TO SELL OR TRANSFER YOUR UNITS AT A TIME AND PRICE OF YOUR CHOOSING

There exists no public market for the units, and the General Partner does not expect a public market for units to develop. The units cannot be pledged or transferred without the consent of the General Partner. The units should be purchased as a long-term investment only. The General Partner intends to limit the number of transfers to no more than that number permitted by one of the safe harbors available under the tax laws and regulations to prevent CIGF5 from being taxed as a corporation. Generally, these safe harbors require that all nonexempt transfers and redemptions of units in any calendar year not exceed two percent of the outstanding interests in the capital or profits of CIGF5.

The General Partner has sole discretion in deciding whether we will redeem units in the future. Consequently, you may not be able to liquidate your investment in the event of an emergency. You must be prepared to hold your units for the life of CIGF5. CIGF5's life cycle will last approximately 10 to 12 years, and any extension of this period will require an amendment to the partnership agreement, which must be approved by a majority of the Limited Partners. You may be able to resell your units, if at all, only at a discount to the offering price, which may be significant, and the redemption or sale price may be less than the price you originally paid for your units.

INFORMATION TECHNOLOGY EQUIPMENT WE PURCHASE WILL DEPRECIATE IN VALUE AND/OR BECOME OBSOLETE OR LOSE VALUE AS NEW TECHNOLOGY IS DEVELOPED, WHICH CAN REDUCE THE VALUE OF YOUR UNITS AND YOUR ULTIMATE CASH RETURN.

Residual value is the amount realized upon the sale or release of equipment when the original lease has expired. The residual value of our equipment may decline if technological advancements make it obsolete or change market preferences. The residual value depends on, among other factors, the condition of the equipment, the cost of comparable new equipment, the technological obsolescence of the equipment and supply and demand for the equipment.

In either of these events, the equipment we purchased may have little or no residual value. This will result in insufficient assets for us to distribute cash in a total amount equal to the invested capital of the Limited Partners over the term of our existence. Also, such an occurrence may reduce the value of the units. Although currently we expect CIGF5 to acquire predominantly new equipment, CIGF5 may purchase used equipment. There is no limitation on the amount of used equipment which CIGF5 may acquire. The acquisitions of used equipment may increase the risk that such equipment will become obsolete so that it will have little or no residual value.

WE PAY SIGNIFICANT FEES TO THE GENERAL PARTNER AND AFFILIATES, WHICH WILL REDUCE CASH AVAILABLE FOR DISTRIBUTIONS.

The General Partner and its affiliates, including Commonwealth Capital Securities Corp.("CCSC"), will receive substantial fees. Some fees will be paid without regard to the amount of distributions paid or the success or profitability of CIGF5's operations and investments. For example, an increase in portfolio turnover or the amount of leverage used to purchase equipment may increase the fees we pay to the General Partner. Such compensation and fees were established by the General Partner and are not based on arm's-length negotiations.

CIGF5 HAS A LIMITED OPERATING HISTORY UPON WHICH YOU CAN EVALUATE PERFORMANCE. THERE CAN BE NO ASSURANCE THAT ANY OF THE INVESTMENT OBJECTIVES WILL BE ATTAINED.

Our operations may not ultimately be successful and we may be unable to meet our stated investment objectives. Specifically, sufficient cash may ultimately not be available for distribution to investors. Our General Partner sponsors four other public equipment leasing programs with investment objectives similar to CIGF5. The General Partner has also sponsored several privately held equipment leasing programs. Results for these prior public and private programs have in some cases been lower than originally anticipated.

ANY DELAY IN ACQUIRING EQUIPMENT WILL DIMINISH OUR RETURNS.

Due to competition with other lessors, we may experience difficulty in obtaining and leasing appropriate equipment. Our ability to acquire and lease equipment may also be adversely affected by interest rates, the availability of capital or increases in corporate liquidity, since prospective lessees may prefer to raise capital, incur debt or use internally-generated cash to purchase equipment rather than enter the leasing market.

ITEM 1B:          UNRESOLVED STAFF COMMENTS

                           NOT APPLICABLE

EMPLOYEES

The Partnership has no employees and during 2005, received administrative and other services from a related party, Commonwealth Capital Corp ("CCC"), which has 51 employees as of December 31, 2005.

ITEM 2:           PROPERTIES

                           NOT APPLICABLE

ITEM 3:           LEGAL PROCEEDINGS

                           NOT APPLICABLE

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         There is no public market for the Units nor is it anticipated that one will develop. As of December 31, 2005, there were 730 holders of Units. The Units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of Units.

GENERAL LIMITATIONS

Units cannot be transferred without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner monitors transfers of Units in an effort to ensure that all transfers are within certain safe harbors promulgated by the IRS to furnish guidance regarding publicly traded partnerships. These safe harbors limit the number of transfers that can occur in any one year. The General Partner intends to cause the Partnership to comply with the safe harbor that permits nonexempt transfers and redemptions of Units of up to five percent of the total outstanding interest in the Partnership's capital or profits in any one year.

REDEMPTION PROVISION

Upon the conclusion of the 30-month period following the termination of the Offering, the Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding Units. After such 30-month period, on a semi-annual basis, the General Partner, at its discretion, will establish an amount for redemption, generally not to exceed two percent of the outstanding Units per year, subject to the General Partner's good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership. (The Partnership may redeem Units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.) The redemption price for Units will be 105% of the selling Limited Partner's Adjusted Capital Contributions attributable to the Units for sale. Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the Record Date in which the redemption is to occur. The General Partner will maintain a master list of requests for redemption with priority being given to Units owned by estates, followed by IRAs and Qualified Plans. All other requests will be considered in the order received. Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its Affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its Affiliates. All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

The Partnership will accept redemption requests beginning 30 months following the termination of the Offering. There will be no limitations on the period of time that a redemption request may be pending prior to its being granted. Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. At December 31, 2005, the General Partner has not redeemed any Units. Additionally, no Limited Partners have requested redemption of their Units.

EXEMPT TRANSFERS

The following six categories of transfers are exempt transfers for purposes of calculating the volume limitations imposed by the IRS and will generally be permitted by the General Partner:

         (1) Transfers in which the basis of the Unit in the hands of the transferee is determined, in whole or in part, by reference to its basis in the hands of the transferor (for example, Units acquired by corporations in certain reorganizations, contributions to capital, gifts of Units, Units contributed to another partnership, and nonliquidating as well as liquidating distributions by a parent partnership to its partners of interests in a sub partnership);

         (2)      Transfers at death;

         (3) Transfers between members of a family (which include brothers and sisters, spouse, ancestors, and lineal descendants);

         (4) Transfers resulting from the issuance of Units by the Partnership in exchange for cash, property, or services;

         (5)      Transfers resulting from distributions from Qualified Plans;
                  and

         (6) Any transfer by a Limited Partner in one or more transactions during any 30-day period of Units representing in the aggregate more than five percent of the total outstanding interests in capital or profits of the Partnership.

ADDITIONAL RESTRICTIONS ON TRANSFER

Limited Partners who wish to transfer their Units to a new beneficial owner are required to pay the Partnership up to $50 for each transfer to cover the Partnership's cost of processing the transfer application and take such other actions and execute such other documents as may be reasonably requested by the General Partner. There is no charge for re-registration of a certificate in the event of a marriage, divorce, death, or trust so long as the transfer is not a result of a sale of the Units.

In addition, the following restrictions apply to each transfer: (i) no transfer may be made if it would cause 25% or more of the outstanding Units to be owned by benefit plans; and (ii) no transfer is permitted unless the transferee obtains such governmental approvals as may reasonably be required by the General Partner, including without limitation, the written consents of the Pennsylvania Securities Commissioner and of any other state securities agency or commission having jurisdiction over the transfer.

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

Cash distributions, if any, are made quarterly on March 31, June 30, September 30, and December 31, of each year. Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners have received an amount equal to their Capital Contributions plus the Priority Return; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner.

Distributions made in connection with the liquidation of the Partnership or a Partner's Units will be made in accordance with the Partner's positive Capital Account balance as determined under the Partnership Agreement and Treasury Regulations.

The Priority Return is calculated on the Limited Partners' Adjusted Capital Contributions for their Units. The Adjusted Capital Contributions will initially be equal to the amount paid by the Limited Partners for their Units. If distributions at any time exceed the Priority Return, the excess will reduce the Adjusted Capital Contributions, decreasing the base on which the Priority Return is calculated.

If the proceeds resulting from the sale of any Equipment are reinvested in Equipment, sufficient cash will be distributed to the Partners to pay the additional federal income tax resulting from such sale for a Partner in a 38.6% federal income tax bracket or, if lower, the maximum federal income tax rate in effect for individuals for such taxable year.

Generally, the General Partner is allocated Net Profits equal to its cash distributions (but not less than one percent of Net Profits) and the balance is allocated to the Limited Partners. Net Profits arising from transactions in connection with the termination or liquidation of the Partnership are allocated in the following order: (1) First, to each Partner in an amount equal to the negative amount, if any, of his Capital Account; (2) Second, an amount equal to the excess of the proceeds which would be distributed to the Partners based on the Operating Distributions to the Partners over the aggregate Capital Accounts of all the Partners, to the Partners in proportion to their respective shares of such excess, and (3) Third, with respect to any remaining Net Profits, to the Partners in the same proportions as if the distributions were Operating Distributions. Net Losses, if any, are in all cases allocated 99% to the Limited Partners and one percent to the General Partner.

Net Profits and Net Losses are computed without taking into account, in each taxable year of the Partnership, any items of income, gain, loss or deduction required to be specially allocated pursuant to Section 704(b) of the Code and the Treasury Regulation promulgated thereunder. No Limited Partner is required to contribute cash to the capital of the Partnership in order to restore a closing Capital Account deficit, and the General Partner has only a limited deficit restoration obligation under the Partnership Agreement.

Quarterly distributions in the following amounts were paid to the Limited Partners during the period of March 14, 2005 (Commencement of Operations) through December 31, 2005.

                  QUARTER ENDED       2005
                  -------------     ---------
                    MARCH 31        $       -
                     JUNE 30          100,925
                  SEPTEMBER 30        235,746
                   DECEMBER 31        357,823
                      TOTAL         $ 694,494

ALLOCATIONS AND DISTRIBUTIONS AMONG THE LIMITED PARTNERS

Except during the Offering Period, Cash Available for Distribution that is allocable to the Limited Partners is apportioned among and distributed to them solely with reference to the number of Units owned by each as of the Record Date for each such distribution. During the Offering Period, Cash Available for Distribution which is allocable to the Limited Partners was apportioned among and distributed to them with reference to both (i) the number of Units owned by each as of each Record Date and (ii) the number of days since the previous Record Date (or, in the case of the first Record Date, the commencement of the Offering Period) that the Limited Partner owned the Units.

After the Offering Period, Net Profits, Net Losses and Cash Available for Distribution allocable to the Limited Partners is apportioned among them in accordance with the number of Units owned by each. A different convention was utilized during the Offering Period, whereby Net Profits and Net Losses allocable to Limited Partners were apportioned among them in the ratio which the product of the number of Units owned by a Limited Partner multiplied by the number of days in which the Limited Partner owns such Units during the period bears to the sum of such products for all Limited Partners.

In addition, where a Limited Partner transfers Units during a taxable year, the Limited Partner may be allocated Net Profits for a period for which such Limited Partner does not receive a corresponding cash distribution.

ITEM 6:           SELECTED FINANCIAL DATA

The following tables sets forth, in summary form, selected financial data for the Partnership as of and for the period ended December 31, 2005. This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes thereto included herein.

                            PERIOD ENDED DECEMBER 31,

           STATEMENTS OF OPERATIONS DATA:                   2005
           ------------------------------------------   ------------
           Lease Income                                 $    381,447
           Net (Loss)                                       (892,464)
           Cash Distributions to Limited Partners            694,494
           Net (Loss) Allocated to Limited Partners         (907,319)
           Net (Loss) Per Limited Partner Unit                 (1.80)
           Cash Distribution Per Limited Partner Unit           1.38

                            PERIOD ENDED DECEMBER 31,

           OTHER DATA:                                      2005
           ------------------------------------------   ------------
           Net cash (used in) operating activities      $   (613,947)
           Net cash (used in) investing activities        (5,348,221)
           Net cash provided by financing activities      16,638,401

                               AS OF DECEMBER 31,

                                                            2005
                                                        ------------
           Total Assets                                 $ 16,864,073
           Notes Payable                                     785,157
           Partners' Capital                              15,793,735

Net loss per limited partner unit is computed based upon net loss allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year. Cash distribution per Unit is computed based upon distributions allocated to the Limited Partners and the weighted average number of equivalent Units outstanding during the year.

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

REVENUE RECOGNITION

Through December 31, 2005, the Partnership has only entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer's credit history before extending credit and may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

REIMBURSABLE EXPENSES

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

LIQUIDITY AND CAPITAL RESOURCES

For the period of March 14, 2005 (Commencement of Operations) through December 31, 2005, the Partnership used cash from operating activities of approximately $614,000 which includes a net loss of $899,000 and depreciation and amortization expenses of $306,000. Other non-cash activities included in the determination of the net loss include direct payments of lease income by lessees to banks of $50,000 for that same period.

The Partnership's primary source of capital for the period of March 14, 2005 (Commencement of Operations) through December 31, 2005 was contributions of approximately $19,700,000. Equipment in the amount of $4,600,000 was purchased and distributions of approximately $703,000 were paid during the same period.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners. At December 31, 2005, the Partnership had approximately $10,222,000, invested in these money market accounts.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of December 31, 2005, the Partnership had future minimum rentals on noncancellable operating leases of $1,797,000 for the year ended 2006 and $3,148,000 thereafter. The Partnership incurred debt during 2005 in the amount of $835,000. As of December 31, 2005, the outstanding debt was $785,000, with a weighted average interest rate of 6.05% and will be payable through September 2008.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership's cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may also reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

RESULTS OF OPERATIONS

For the period of March 14, 2005 (Commencement of Operations) through December 31, 2005, the Partnership recognized income of $423,000 and expenses of $1,322,000 resulting in net loss of $899,000. The Partnership entered into 27 leases that generated lease income of approximately $382,000 for that same period.

For the period of March 14, 2005 (Commencement of Operations) through December 31, 2005, the Partnership recognized interest income of $41,000 as a result of monies being invested in money market accounts that invest directly in treasury obligations pending the Partnership's use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

For the period of March 14, 2005 (Commencement of Operations) through December 31, 2005, operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. The operating expenses totaled approximately $818,000.

For the period of March 14, 2005 (Commencement of Operations) through December 31, 2005, organizational costs were approximately $173,000.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. For the period of March 14, 2005 (Commencement of Operations) through December 31, 2005, the equipment management fee was approximately $19,000.

Depreciation and amortization expenses consist of depreciation on computer equipment, impairment charges, and amortization of equipment acquisition fees. For the period of March 14, 2005 (Commencement of Operations) through December 31, 2005, these expenses totaled approximately $306,000.

         NET LOSS

For the period of March 14, 2005 (Commencement of Operations) through December 31, 2005, net loss was $899,000.

COMMITMENTS AND CONTINGENCIES

         CONTRACTUAL CASH OBLIGATIONS

The following table presents our contractual cash obligations as of December 31, 2005:

                             PAYMENTS DUE BY PERIOD

                              TOTAL       2006        2007        2008
                            ---------   ---------   ---------   ---------
Installment notes payable
 due 2008:

  Principal                 $ 785,157   $ 294,164   $ 312,807   $ 178,186

  Interest                     70,011      38,329      22,090       9,592
                            ---------   ---------   ---------   ---------
TOTAL                       $ 855,168   $ 332,493   $ 334,897   $ 187,778
                            =========   =========   =========   =========

                        RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154) which replaces APB No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS No. 154 to have an impact on its financial position or results of operations.

ITEM 7.A:         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 8:           FINANCIAL STATEMENTS

Our financial statements, including selected quarterly financial data for the fiscal year ended December 31, 2005, and the reports thereon of Asher & Company, Ltd, are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A:          CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2005, which is the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

ITEM 9B:          OTHER INFORMATION

         NONE

ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

The Partnership does not have any Directors or executive officers.

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund II, Commonwealth Income & Growth Fund III, Commonwealth Income & Growth Fund IV, and Commonwealth Income & Growth Fund VI. The principal business office of the General Partner is 470 John Young Way, Suite 300, Exton, PA 19341, and its telephone number is 610-594-9600. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership's operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC are as follows:

NAME                       TITLE
-----------------------    -----------------------------------------------------
George S. Springsteen      Chairman of the Board, Treasurer and Chief Executive
                           Officer of CCC, CCSC, and Comonwealth Income & Growth
                           Fund, Inc. ("CIGF, Inc.")

Kimberly A. Springsteen    Director, Secretary, President & Chief Operations
                           Officers of CCC, CCSC and CIGF, Inc. Chief Compliance
                           Officer of CCSC.

Henry J. Abbott            Director, Senior Vice President & Portfolio Manager
                           of CCC, CCSC and CIGF, Inc.

Lynn A. Franceschina       Controller, Senior Vice President of CCC, CCSC and
                           CIGF, Inc.

Katrina M. Mason           Due Diligence Officer, Senior Vice President of CCC,
                           CCSC and CIGF, Inc.

Jay Dugan                  Chief Technology Officer, Senior Vice President of
                           CCC, CCSC and CIGF, Inc.

Donald Bachmayer           Accounting Manager, Vice President of CCC, CCSC, and
                           CIGF, Inc.

Mark Hershenson            Broker Services Manager, Vice President of CCC, CCSC
                           and CIGF, Inc.

James Pruett               Compliance Officer, Assistant Vice President of CCC,
                           CCSC and CIGF, Inc.

Donnamarie D. Abbott       Investor Services Manager, Assistant Vice President
                           of CCC, and CIGF, Inc.

         GEORGE S. SPRINGSTEEN, age 71, is a founding stockholder, Chairman of the Board and Chief Executive Officer of Commonwealth Capital Corp. since 1978. In addition, Mr. Springsteen serves as Chairman of the Board and Chief Executive Officer and registered principal of the broker/dealer, Commonwealth Capital Securities Corp and the General Partner, Commonwealth Income & Growth Fund Inc. He oversees numerous equipment investment portfolios and is responsible for business development. Mr. Springsteen and his wife, Kim, are the sole shareholders of the parent company and its affiliates. Mr. Springsteen oversees the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Before starting Commonwealth, Mr. Springsteen managed a portfolio of $120 million at Granite Computer Corp., bought their portfolio and founded his own firm. Mr. Springsteen attended the University of Delaware and holds his NASD Series 22, 63 and 39 licenses. Mr. Springsteen is a member of the Equipment Leasing Association and a founding member of the Computer Dealers Leasing Association prior to, as well as a member of the Investment Program Association. (Mr. Springsteen is the spouse of Kimberly A. Springsteen)

         KIMBERLY A. SPRINGSTEEN, age 46, joined Commonwealth in 1997, as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. and serves as Director and Secretary, President and Chief Operating Officer of the parent and its affiliates. Ms. Springsteen is responsible for oversight of daily operations, due diligence and business development. Ms. Springsteen also oversees the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Ms. Springsteen has developed and presented numerous motivational, informational and sales training workshops over the past 25 years. Prior to Commonwealth, Ms. Springsteen served as Senior Vice President & Marketing Manager in the Alternative Investments Department of Wheat First/Butcher & Singer, a broker/dealer headquartered in Richmond, Virginia, where she raised over $450,000,000 of capital in the real estate, equipment leasing, tax credit and energy-related industries. Ms. Springsteen holds her NASD Series 7, 63 and 39 licenses and is a member of the Equipment Leasing Association, the Financial Planners Association and serves on the Board of Trustees for the Investment Program Association. Ms. Springsteen is the wife of George Springsteen and is co-shareholder of the parent and its affiliates.

         HENRY J. ABBOTT, age 55, joined Commonwealth in 1998, as a Portfolio Manager. Mr. Abbott serves as a Director, Senior Vice President and Portfolio Manager of the parent and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off lease equipment. Mr. Abbott serves as senior member on the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John's University and holds his NASD Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing Association and the Investment Program Association.

         LYNN A. FRANCESCHINA, age 34 joined Commonwealth in 2001 and serves as Senior Vice President and Controller of the parent and its affiliates. Ms. Franceschina is responsible for the oversight of all accounting, cash management, financial reporting and audit and tax preparation functions. During the period of March 2004 to October 2004, Ms. Franceschina was employed with Wilmington Trust Corp., where she was a part in the development of policies and procedures related to Sarbanes Oxley and its documentation. Prior to Commonwealth, in 1994 until 1999, Ms. Franceschina served as a Senior Accountant with Duquesne University, and from 1999 to 2000, a Senior Financial Analyst for Environ Products. Ms. Franceschina attended Robert Morris University and holds a Bachelor of Science in Accounting. Ms. Franceschina serves on the Portfolio Advisory Committee and the Disaster Recovery

Committee, as well as a member of the Equipment Leasing Association, the Investment Program Association and the Institute of Management Accountants.

         KATRINAM. MASON, age 33, joined Commonwealth in 2002 and serves as Senior Vice President, Broker/Dealer Relations Manager and Due Diligence Manager of the parent and its affiliates. Ms. Mason is a registered principal of the broker/dealer. Ms. Mason is responsible for managing due diligence and broker/dealer development, as well as coordination of the national sales and marketing effort, syndication and product development. Ms. Mason serves on the Disaster Recovery Committee and the Website Committee. Prior to Commonwealth, Ms. Mason worked at ICON Securities, an equipment leasing sponsor, from 1997 to 2002 and served as President from 2001 to 2002. Prior to that, Ms. Mason served as a Regional Marketing Director of Textainer Capital, an equipment-leasing sponsor. Ms. Mason attended the University of California at Santa Barbara and holds a Bachelor of Arts and also attended University of San Francisco and holds an MBA. Ms Mason holds her NASD Series 7, 22, 63 & 24 licenses. Ms. Mason is a member of the Equipment Leasing Association, the Financial Planners Association and the Investment Program Association.

         JAY DUGAN, age 57, joined Commonwealth in 2002 and serves as Senior Vice President and Chief Technology Officer of the parent and its affiliates. Mr. Dugan is responsible for the information technology vision, security and operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, an NASD member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

         DONALD A. BACHMAYER, age 41, joined Commonwealth in 2004 and serves as Vice President and Accounting Manager of the General Partner, CCC and certain of its subsidiaries where he has been employed since 2004. Mr. Bachmayer is responsible for financial reporting and analysis, cash management and tax compliance. He is a member of the Portfolio Advisory Committee. Prior to joining Commonwealth, from 2002 to 2004, Mr. Bachmayer served as Accounting Supervisor for LEAF Financial, an equipment-leasing sponsor, where his responsibilities included cash management, commission and syndication reporting. From 1997 to 2001, Mr. Bachmayer was a senior accountant/auditor with Fishbein & Company, P.C., certified public accountants, with responsibilities including audit, financial reporting, cash management, commission and syndication reporting, and tax preparation. Mr. Bachmayer attended LaSalle University and holds a Bachelor of Science in Accounting.

         MARK HERSHENSON, age 40, joined Commonwealth in 2002 and serves as Vice President and Broker Services Manager of the parent and its affiliates. Mr. Hershenson is responsible for management of all custodial relationships, broker services in the areas of product education and production goals, wholesaler scheduling/support and internal sales staff. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer fat MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor's in Psychology, with a concentration in Marketing/Organizational Behaviorism and Master's level coursework in Financial Planning though American College. Mr. Hershenson holds his NASD Series 6, 7 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing Association and the Investment Program Association.

         JAMES PRUETT, age 40, joined Commonwealth in 2002 and serves as Assistant Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee. Mr. Pruett holds his NASD Series 22 and 63 licenses. Prior to joining Commonwealth, Mr. Pruett served as

Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett's responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing Association and the Investment Program Association.

         DONNAMARIE D. ABBOTT, age 47, joined Commonwealth in 2001 and serves as Assistant Vice President and Investor Services Manager of the parent and its affiliates. Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors' final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting. Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee. Ms. Abbott holds her NASD Series 22 and 63 licenses. Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor. Ms. Abbott is a member of the Equipment Leasing Association and a member of the Investment Program Association.

The directors and officers of the General Partner are required to spend only such time on the Partnership's affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership's business. A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership's investments have been selected. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

The Partnership has no audit committee financial expert, as defined under
Section 229.401 of the Exchange Act, serving on its audit committee. An audit committee is not required because the Partnership is not a listed security as defined by Section 240.10A-3; therefore, no audit committee financial expert is required.

CODE OF ETHICS

In view of the fiduciary obligation that the General Partner has to the Partnership, the General Partner believes an adoption of a formal code of ethics is unnecessary and would not benefit the Partnership, particularly, in light of Partnership's limited business activities.

ITEM 11:          EXECUTIVE COMPENSATION

The Partnership does not have any Directors or executive officers.

ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

NONE

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table summarizes the types, amounts and recipients of compensation to be paid by the Partnership directly or indirectly to the General Partner and its Affiliates. Some of these fees are paid regardless of the success or profitability of the Partnership's operations and investments. While such compensation and fees were established by the General Partner and are not based on arm's-length negotiations, the General Partner believes that such compensation and fees are comparable to those that would be charged by an unaffiliated entity or entities for similar services. The Partnership Agreement limits the liability of the General Partner and its Affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its Affiliates under certain circumstances.

                                                                                            AMOUNT
     ENTITY RECEIVING                                                                      INCURRED
       COMPENSATION                           TYPE OF COMPENSATION                       DURING 2005
--------------------------   ------------------------------------------------------   ------------------
                                        OFFERING AND ORGANIZATION STAGE

The General Partner          ORGANIZATIONAL FEE. An Organization Fee equal to               $   494,000
                             three percent of the first $10,000,000 of Limited
                             Partners' Capital Contributions and two percent of the
                             Limited Partners' Capital Contribution in excess of
                             $10,000,000, as compensation for the organization of
                             the Partnership.. The General Partner pays all
                             Organizational and Offering Expenses, other than
                             Underwriter's Commissions and a non-accountable
                             expense allowance payable to the Dealer Manager that
                             is equal to the lesser of (i) one percent of the
                             Offering proceeds or (ii) $50,000.

The General Partner's        SELLING COMMISSIONS AND DEALER MANAGER FEES. The               $ 1,969,000
Affiliates                   amount of underwriting commissions (which include
                             selling commissions and dealer manager fees) ranged
                             between four and nine percent of capital contributions
                             based upon the quantity of units sold to a single
                             investor. The units were offered to the public through
                             Commonwealth Capital Securities Corp., which received
                             selling commissions of up to eight percent on all
                             sales of units and acted as the dealer manager for
                             which it received a dealer manager fee of two percent
                             on all sales of units.

                                  OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner          EQUIPMENT ACQUISITION FEE. An Equipment Acquisition            $   663,000
                             Fee of four percent of the Purchase Price of each item
                             of Equipment purchased as compensation for the
                             negotiation of the acquisition of the Equipment and
                             the lease thereof or sale under a Conditional Sales
                             Contract. The fee was paid upon each closing of the
                             Offering with respect to the Equipment purchased by
                             the Partnership with the net proceeds of the Offering
                             available for investment in Equipment. If the
                             Partnership acquires Equipment in an amount exceeding
                             the net proceeds of the Offering available for
                             investment in Equipment, the fee will be paid when
                             such Equipment is acquired. Of this amount,
                             approximately $180,000 has been earned by the General
                             Partner relating to equipment acquired in 2005. The
                             remaining balance of approximately $484,000 will be
                             earned with acquisitions in future periods.

The General Partner and      REIMBURSABLE EXPENSES. The General and its Affiliates          $   492,000
its Affiliates               Partner are entitled to reimbursement by the
                             Partnership for the cost of goods, supplies or
                             services obtained and used by the General Partner in
                             connection with the administration and operation of
                             the Partnership from third parties unaffiliated with
                             the General Partner. In addition, the General Partner
                             and its affiliates are entitled to reimbursement of
                             certain expenses incurred by the General Partner and
                             its affiliates in connection with the administration
                             and operation of the Partnership. The amounts set
                             forth on this table do not include expenses incurred
                             in the offering of Units.

The General Partner          DEBT PLACEMENT FEE. As compensation for arranging              $     8,000
                             Term Debt to finance the acquisition of Equipment to
                             the Partnership, a fee equal to one percent of such
                             indebtedness; provided, however, that such fee is
                             reduced to the extent the Partnership incurs such fees
                             to third Parties, un affiliated with the General
                             Partner or the lender, with respect to such
                             indebtedness and no such fee is paid with respect to
                             borrowings from the General Partner or its Affiliates.

The General Partner          EQUIPMENT MANAGEMENT FEE. A monthly fee equal to the           $    19,000
                             lesser of (I) the fees which would be charged by an
                             independent third party for similar services for
                             similar equipment or (ii) the sum of (a) two percent
                             of (1) the Gross Lease Revenues attributable to
                             Equipment which is subject to Full Payout Net Leases
                             which contain net lease provisions plus (2) the
                             purchase price paid on Conditional Sales Contracts as
                             received by the Partnership and (b) five percent of
                             the Gross Lease Revenues attributable to Equipment
                             which is subject to Operating Leases.

The General Partner          RE-LEASE FEE. As Compensation for providing re-leasing         $         0
                             services for any Equipment for which the General
                             Partner has, following the expiration of, or default
                             under, the most recent lease of Conditional Sales
                             Contract, arranged a subsequent lease of Conditional
                             Sales Contract for the use of such Equipment to a
                             lessee or other party, other than the current or most
                             recent lessee of other operator of such equipment or
                             its Affiliates ("Re-lease"), the General Partner will
                             receive, on a monthly basis, a Re3-lease Fee equal to
                             the lesser of (a) the fees which would be charged by
                             an independent third party of comparable services for
                             comparable equipment or (b) two percent of Gross Lease
                             Revenues derived from such Re-lease.

The General Partner          EQUIPMENT LIQUIDATION FEE. With respect to each item           $         0
                             of Equipment sold by the General Partner (other than
                             in connection with a Conditional Sales Contract), a
                             fee equal to the lesser of (i) 50% of the Competitive
                             Equipment Sale Commission or (ii) three percent of the
                             sales price for such Equipment. The payment of such
                             fee is subordinated to the receipt by the Limited
                             Partners of (i) a return of their Capital
                             Contributions and 10% annum cumulative return,
                             compounded daily, on Adjusted Capital Contributions
                             ("Priority Return") and (ii) the Net Disposition
                             Proceeds from such sale in accordance with the
                             Partnership Agreement. Such fee is reduced to the
                             extent any liquidation or resale fees are paid to
                             unaffiliated parties.

The General Partner          PARTNERSHIP INTEREST. The General Partner has a                $     8,000
                             present and continuing one percent interest of $1,000
                             in the Partnership's item of income, gain, loss,
                             deduction, credit, and tax preference. In addition,
                             the General Partner receives one percent of Cash
                             Available for Distribution until the Limited Partners
                             have received distributions of Cash Available for
                             Distribution equal to their Capital Contributions plus
                             the 10% Priority Return and thereafter, the General
                             Partner will receive 10% of Cash Available for
                             Distribution.


The Partnership is subject to various conflicts of interest arising out of its relationships with the General Partner and its Affiliates. These conflicts include the following:

COMPETITION WITH GENERAL PARTNER AND AFFILIATES: COMPETITION FOR MANAGEMENT'S
TIME

The General Partner and its Affiliate sponsor other investor programs, which are in potential competition with the Partnership in connection with the purchase of Equipment as well as opportunities to lease and sell such Equipment. Competition for Equipment has occurred and is likely to occur in the future. The General Partner and its Affiliates may also form additional investor programs, which may be competitive with the Partnership.

If one or more investor programs and the Partnership are in a position to acquire the same Equipment, the General Partner will determine which program will purchase the Equipment based upon the objectives of each and the suitability of the acquisition in light of those objectives. The General Partner will generally afford priority to the program or entity that has had funds available to purchase Equipment for the longest period of time. If one or more investor programs and the Partnership are in a position to enter into lease with the same lessee or sell Equipment to the same purchaser, the General Partner will generally afford priority to the Equipment which has been available for lease or sale for the longest period of time.

Certain senior executives of the General Partner and its Affiliates also serve as officers and directors of the other programs and are required to apportion their time among these entities. The Partnership is, therefore, in competition with the other programs for the attention and management time of the General Partner and Affiliates. The officers and directors of the General Partner are not required to devote all or substantially all of their time to the affairs of the Partnership.

ACQUISITIONS

CCC and the General Partner or other Affiliates of the General Partner may acquire Equipment for the Partnership provided that (i) the Partnership has insufficient funds at the time the Equipment is acquired, (ii) the acquisition is in the best interest of the partnership and (iii) no benefit to the General Partner or its Affiliates arises from the acquisition except for compensation paid to CCC, the General Partner or such other Affiliate as disclosed in this Report. CCC, the General Partner or their Affiliates will not hold Equipment for more than 60 days prior to transfer to the Partnership. If sufficient funds become available to the Partnership within such 60 day period, such Equipment may be resold to the Partnership for a price not in excess of the sum of the cost of the Equipment to such entity and any accountable Acquisition Expenses payable to third parties which are incurred by such entity and interest on the Purchase Price from the date of purchase to the date of transfer to the Partnership. CCC, the General Partner or such other Affiliate will retain any rent or other payments received for the Equipment, and bear all expenses and liabilities, other than accountable Acquisition Expenses payable to third parties with respect to such Equipment, for all periods prior to the acquisition of the Equipment by the Partnership. Except as described above, there will be no sales of Equipment to or from any Affiliate of CCC.

In certain instances, the Partnership may find it necessary, in connection with the ordering and acquisition of Equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose. The Partnership does not borrow money from the General Partner or any of its Affiliates with a term in excess of twelve months. Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of Equipment or otherwise) from the General Partner of its Affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans from the same purpose in the same geographic area, but in no event in excess of the General Partner's or Affiliate's own cost of funds. In addition, if the General Partner or its Affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partner or such affiliates shall receive no greater interest rate and financing charges from the Partnership than that which unrelated lender charge on comparable loans. The Partnership will not borrow money from the General Partner or any of its affiliates for a term in excess of twelve months.

If the General Partner or any of its Affiliates purchases Equipment in its own name and with its own funds in order to facilitate ultimate purchase by the Partnership, the purchaser is entitled to receive interest on the funds expended for such purchase on behalf of the Partnership. Simple interest on any such temporary purchases is charged on a floating rate basis not in excess of three percent over the "prime rate" from time to time announced by PNC Bank, from the date of initial acquisition to the date of repayment by the Partnership/ownership transfer.

The Partnership does not invest in equipment Limited Partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other that equipment Programs formed by the General Partner or its Affiliates, which partnerships or joint ventures own specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-Affiliated, and (iii) the are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment Programs formed by the General Partner or its Affiliates if such action is in the best interest of all Programs and if all the following conditions are met: (i) all the Programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each Program; (iv) the Partnership has a right of first refusal to buy another Program's interest in a joint venture if the other Program wishes to sell equipment held in the joint venture; (v) the investment of each Program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the Programs or for the purpose of relieving the General Partner or its Affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

GLOSSARY

The following terms used in this Report shall (unless otherwise expressly provided herein or unless the context otherwise requires) have the meanings set forth below.

"Acquisition Expenses" means expenses relating to the prospective selection and acquisition of or investment in Equipment by the Partnership, whether or not actually acquired, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisal, accounting fees and expenses and other related expenses.

"Acquisition Fees" means the total of all fees and commissions paid by any party in connection with the initial purchase of Equipment acquired by the Partnership. Included in the computation of such fees or commissions shall be the Equipment Acquisition Fee and any commission, selection fee, construction supervision fee, financing fee, non-recurring management fee or any fee of a similar nature, however designated.

"Adjusted Capital Contributions" means Capital Contributions of the Limited Partners reduced by any cash distribution received by the Limited Partners pursuant to the Partnership Agreement, to the extent such distributions exceed any unpaid Priority Return as of the date such distributions were made.

"Affiliate" means, when used with reference to a specified Person, (i) any person, that directly or indirectly through one or more intermediaries controls or is controlled by or is under common control with the specified Person, (ii) any Person that is a director or an executive officer of, partner in, or serves in a similar capacity to, the specified Person, or any Person of which the specified Person is an executive officer or partner or with respect to which the specified Person serves in a similar capacity, (iii) any Person owning or controlling 10% or more of the outstanding voting securities of such specified Person, or (iv) if such Person is an officer, director or partner, any entity for which such Person acts in such capacity.

"Capital Account" means the bookkeeping account maintained by the Partnership for each Partner.

"Capital Contributions" means in the case of the General Partner, the total amount of money contributed to the Partnership by the General Partner, and in the case of Limited Partners, $20 for each Unit, or where the context requires, the total Capital Contributions of all the Partners.

"Cash Available for Distribution" means Cash Flow plus Net Disposition Proceeds plus cash funds available for distribution from Partnership reserves, less such amounts as the General Partner, in accordance with the Partnership Agreement, causes the Partnership to reinvest in Equipment or interests therein, and less such amounts as the General Partner, in its sole discretion, determines should be set aside for the restoration or enhancement of Partnership reserves.

"Cash Flow" for any fiscal period means the sum of (i) cash receipts from operations, including, but not limited to, rents or revenues arising from the leasing or operation of the Equipment and interest, if any, earned on funds on deposit for the Partnership, but not including Net Disposition Proceeds, minus
(ii) all cash expenses and costs incurred and paid in connection with the ownership, lease, management, use and/or operation of the Equipment, including, but not limited to, fees for handling and storage; all interest expenses paid and all repayments of principal regarding borrowed funds; maintenance; repair costs; insurance premiums; accounting and legal fees and expenses; debt collection expenses; charges, assessments or levies imposed upon or against the Equipment; ad valorem, gross receipts and other property taxes levied against the Equipment; and all costs of repurchasing Units in accordance with the Partnership Agreement; but not including depreciation or amortization of fees or capital expenditures, or provisions for future expenditures, including, without limitation, Organizational and Offering Expenses.

"Code" means the Internal Revenue Code of 1986, as amended, and as may be amended from tine to time by future federal tax statutes.

"Competitive Equipment Sale Commission" means that brokerage fee paid for services rendered in connection with the purchase or sale of Equipment, which is reasonable, customary, and competitive in light of the size, type, and location of the Equipment.

"Conditional Sales Contract" means an agreement to sell Equipment to a buyer in which the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid.

"Effective Date" means February 7, 2005, the date on which the Partnership's Registration Statement on Form S-1 was declared effective by the United States Securities and Exchange Commission.

"Equipment" means each item of and all of the computer peripheral and other similar capital equipment purchased, owned, operated, and/or leased by the Partnership or in which the Partnership has acquired a direct or indirect interest, together with all appliances, parts, instruments, accessories, furnishings, or other equipment included therein and all substitutions, renewals, or replacements of, and all additions, improvements, and accessions to, any and all thereof.

"Full Payout Net Lease" means an initial Net Lease of the Equipment under which the non-cancelable rental payments due (and which can be calculated at the commencement of the Net Lease) during the initial noncancelable fixed term (not including any renewal or extension period of the lease or other contract for the use of the Equipment are at least sufficient to recover the Purchase Price of the Equipment.

"General Partner" means Commonwealth Income & Growth Fund, Inc. and any additional, substitute or successor general partner of the Partnership.

"Gross Lease Revenues" means Partnership gross receipts from leasing or other operation of the Equipment, except that, to the extent the Partnership has leased the Equipment from an unaffiliated party, it shall mean such receipts less any lease expense.

"IRS" means the Internal Revenue Service.

"Limited Partner" means a person who acquires Units and who is admitted to the Partnership as a limited partner in accordance with the terms of the Partnership Agreement.

"Majority in Interest" means, with respect to the Partnership, Limited Partners holding more than 50% of the outstanding Units held by all Limited Partners at the Record Date for any vote or consent of the Limited Partners.

"Net Dispositions Proceeds" means the net proceeds realized by the Partnership from the refinancing, sale or other disposition of Equipment, including insurance proceeds or lessee indemnity payments arising from the loss or destruction of Equipment, less such amounts as are used to satisfy Partnership liabilities.

"Net Lease" means a lease or other contract under which the owner provides equipment to a lessee or other operator in return for a payment, and the lessee assumes all obligations and pays for the operation, repair, maintenance and insuring of the equipment.

"Net Profits" or "Net Losses" shall be computed in accordance with Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) (1) of the Code) for each taxable year of the Partnership or shorter period prior to an interim closing of the Partnership's books with the following adjustments: (I) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Net Profits and Net Loss pursuant to this definition shall be added to such taxable income or shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a) (2) (B) or treated as Code Section 705(a) (2) (B) expenditures pursuant to Treasury Regulations section 1.704-1(b) (2) (iv) (i) and not otherwise taken into account in computing Net Profits and Net Losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of the Partnership Agreement shall not be included in the computation of Net Profits or Net Loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1(b) (2) (iv) (d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation
Section 1.704-1(b) (2) (iv) (g). The terms "Net Profit" or "Net Losses" shall include the Partnership's distributive share of the profit or loss of any partnership or joint venture in which it is a partner or joint venturer.

"Offering" means the initial public offering of Units in the Partnership.

"Offering Period" means the period commencing the Effective Date and ending the last day of the calendar month in which the Closing Date occurs.

"Operating Distributions" means the quarterly distributions made to the Partners pursuant to Article 8 of the Partnership Agreement.

"Operating Lease" means a lease or other contractual arrangement under which an unaffiliated party agrees to pay the Partnership, directly or indirectly, for the use of the Equipment, and which is not a Full Payout Net Lease.

"Organizational and Offering Expenses" means the expenses incurred in connection with the organization of the Partnership and in preparation of the Offering, including Underwriting Commissions, listing fees and advertising expenses specifically incurred in connection with the distribution of the Units.

"Partner (s)" means any one or more of the General Partner and the Limited Partners.

"Partnership" means Commonwealth Income & Growth Fund IV, a Pennsylvania limited partnership.

"Partnership Agreement" means that Limited Partnership Agreement of Commonwealth Income & Growth Fund IV by and among the General Partner and the Limited Partners, pursuant to which the Partnership is governed.

"Person" means an individual, partnership, limited liability company, joint venture, corporation, trust, estate or other entity.

"Priority Return" means an amount equal to a return at a rate of 10% per annum, compounded daily, on the Adjusted Capital Contribution for all outstanding Units, which amount shall begin accruing at the end of the calendar quarter in which such Units are sold by the Partnership.

"Proceeds" means proceeds from the sale of the Units.

"Program" means a limited or general partnership, joint venture, unincorporated association or similar organization, other than a corporation formed and operated for the primary purpose of investment in and the operation of or gain from an interest in Equipment.

"Purchase Price" means, with respect to any Equipment, an amount equal to the sum of (i) the invoice cost of such Equipment or any other such amount paid to the seller, (ii) any closing, delivery and installation charges associated therewith not included in such invoice cost and paid by or on behalf of the Partnership, (iii) the cost of any capitalized modifications or upgrades paid by on or behalf of the Partnership in connection with its purchase of the Equipment, and (iv) solely for purposes of the definition of Full Payout Net Lease, the amount of the Equipment Acquisition Fee and any other Acquisition Fees.

"Retained Proceeds" means Cash Available for Distribution, which instead of being distributed to the Partners is retained by the Partnership for the purpose of acquiring or investing in Equipment.

"Term Debt" means debt of the Partnership with a term in excess of twelve months, incurred with respect to acquiring or investing in Equipment, or refinancing non-Term Debt, but not debt incurred with respect to refinancing existing Partnership Term Debt.

"Unit" means a Limited Partnership interest in the Partnership.

ITEM 14:          PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal year ended December 31, 2005 for professional services rendered by the Partnership's independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, were approximately $14,800.

AUDIT-RELATED FEES

The aggregate fees billed in the fiscal year ended December 31, 2005 for assurance and related services by the Partnership's independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above were $4,500.

TAX FEES

The aggregate fees billed in the fiscal year ended December 31, 2005 for professional services rendered by the Partnership's independent registered public accounting firm for tax compliance, tax advice and tax planning were $0.

ALL OTHER FEES

The aggregate fees billed in the fiscal year ended December 31, 2005 for products and services provided by the Partnership's independent registered public accounting firm, other than the services reported above under other captions of this Item 14 were $0.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the Board of Directors of the General Partner, which concluded that the provision of such services by the Partnership's independent registered public accounting firm was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded.

The percentage of audit-related, tax and other services that were approved by the board of directors is zero (-0-).

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

         FORM 10-K

(a)(1)   Financial Statements

         Report of Independent Registered Public Accounting Firm          F-1

         Balance Sheets as of December 31, 2005 and 2004                F-2-3

         Statements of Operations for the period from March 14, 2005
          (Commencement of Operations) through the year ended
          December 31, 2005                                               F-4

         Statements of Partners' Capital for the period from
          March 14, 2005 (Commencement of Operations) through the
          year ended December 31, 2005                                    F-5

         Statements of Cash Flows for the period from March 14, 2005
          (Commencement of Operations) through the year ended
           December 31, 2004                                            F-6-7

         Notes to Financial Statements                                 F-8-20

(a)(2)   Schedules.

         Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a)(3)   Exhibits.

         * 3.1    Certificate of Limited Partnership

         * 3.2    Agreement of Limited Partnership

         * Incorporated by reference from the Partnership's Registration Statement on Form S-1 (Registration No. 333-62526)

(b)      Reports on Form 8-K

(c)      Exhibits.

         31.1 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

         31.2 Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

         32 Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf March 30, 2006 by the undersigned thereunto duly authorized.

                                        COMMONWEALTH INCOME & GROWTH FUND V

                                        By:   COMMONWEALTH INCOME &
                                              GROWTH FUND, INC., General Partner

                                        By:   /s/ George S. Springsteen
                                              --------------------------------
                                              George S. Springsteen, Chief
                                              Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2006:

SIGNATURE                                    CAPACITY
---------------------------   ---------------------------------------
/s/ GEORGE S. SPRINGSTEEN     Chairman, Director, and
---------------------------   Chief Executive Officer of
George S. Springsteen         Commonwealth Income & Growth Fund, Inc.

/s/ KIMBERLY A. SPRINGSTEEN   President, Chief Operating Officer and
---------------------------   Secretary
Kimberly A. Springsteen

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                                        CONTENTS

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM             F-2

         FINANCIAL STATEMENTS
             Balance sheets                                                F-3-4
             Statements of operations                                        F-5
             Statements of partners' capital                                 F-6
             Statements of cash flows                                      F-7-8

         NOTES TO FINANCIAL STATEMENTS                                    F-9-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
Commonwealth Income & Growth Fund V
Exton, Pennsylvania

         We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund V as of December 31, 2005 and 2004 and the related statements of operations and Partners' capital and cash flows for the period from March 14, 2005 (commencement of operations) through December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund V as of December 31, 2005 and 2004 and the results of its operations and cash flows for the period from March 14, 2005 (commencement of operations) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 29, 2006

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                                  BALANCE SHEETS

December 31,                                                                2005             2004
----------------------------------------------------------------   -------------    -------------
ASSETS

Cash and cash equivalents                                          $  10,722,300    $       1,067
Lease income receivable, net of reserve of $0 at
  December 31, 2005                                                       91,047               --
Accounts receivable, affiliated limited partnerships                      71,259               --
Other receivables                                                         94,293               --
                                                                   -------------    -------------
                                                                      10,978,899            1,067
                                                                   -------------    -------------
COMPUTER EQUIPMENT, at cost                                            5,480,291               --
ACCUMULATED DEPRECIATION                                                (289,811)              --
                                                                   -------------    -------------
                                                                       5,190,480               --
                                                                   -------------    -------------
EQUIPMENT ACQUISITION COSTS AND DEFERRED EXPENSES, net
  of accumulated amortization of $16,370 at December 31, 2005            211,190               --
PREPAID ACQUISITION FEES, GENERAL PARTNER                                483,504               --
                                                                   -------------    -------------
                                                                         694,694               --
                                                                   -------------    -------------
TOTAL ASSETS                                                       $  16,864,073    $       1,067
                                                                   =============    =============

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                                  BALANCE SHEETS

December 31,                                                                2005             2004
----------------------------------------------------------------   -------------    -------------
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
   Accounts payable, primarily for equipment purchases             $     129,771    $          --
   Accounts payable, General Partner                                      61,224               --
   Accounts payable, Commonwealth Capital Corp.                           39,258               --
   Other accrued expenses                                                  9,061               --
   Unearned lease income                                                  45,867               --
   Notes payable                                                         785,157
                                                                   -------------    -------------
TOTAL LIABILITIES                                                      1,070,338               --
                                                                   -------------    -------------
PARTNERS' CAPITAL
   General Partner                                                         1,000            1,000
   Limited Partners                                                   15,792,735              567
                                                                   -------------    -------------
                                                                      15,793,735            1,567
Receivable from Limited Partner                                               --             (500)
                                                                   -------------    -------------
TOTAL PARTNERS' CAPITAL                                               15,793,735            1,067

TOTAL LIABILITIES AND PARTNERS' CAPITAL                            $  16,864,073    $       1,067
                                                                   =============    =============

                                 See accompanying notes to financial statements.

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                         STATEMENT OF OPERATIONS

For the Period of March 14, 2005 (commencement of operations)
through December 31,                                                            2005
--------------------------------------------------------------------   -------------
INCOME
   Lease                                                               $     381,447
   Interest and other                                                         41,320
                                                                       -------------
TOTAL INCOME                                                                 422,767
                                                                       -------------
EXPENSES
   Operating, excluding depreciation                                         817,691
   Organizational costs                                                      172,960
   Equipment management fee, General Partner                                  19,072
   Interest                                                                    5,944
   Depreciation                                                              289,812
   Amortization of equipment acquisition costs and deferred expenses          16,370
                                                                       -------------
TOTAL EXPENSES                                                             1,321,849
                                                                       -------------
NET (LOSS)                                                             $    (899,082)
                                                                       =============
NET (LOSS) ALLOCATED TO LIMITED PARTNERS                               $    (907,319)
NET (LOSS) PER EQUIVALENT LIMITED PARTNERSHIP UNIT                     $       (1.80)
WEIGHTED AVERAGE NUMBER OF EQUIVALENT
   LIMITED PARTNERSHIP UNITS OUTSTANDING DURING THE YEAR                     503,047
                                                                       =============

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                  STATEMENT OF PARTNERS' CAPITAL

                                   General        Limited
                                   Partner        Partner        General         Limited
                                     Units          Units        Partner        Partners           Total
                              ------------   ------------   ------------    ------------    ------------
BALANCE, March 14, 2005 (1)             50             --   $      1,000    $         67    $      1,067

Contributions                           --        985,494             --      19,703,204      19,703,204
Offering costs                          --             --             --      (2,308,723)     (2,308,723)
Net income (loss) (2)                   --             --          8,237        (907,319)       (899,082)
Distributions                           --             --         (8,237)       (694,494)       (702,731)
                              ------------   ------------   ------------    ------------    ------------
BALANCE, DECEMBER 31, 2005              50        985,494   $      1,000    $ 15,792,735    $ 15,793,735
                              ============   ============   ============    ============    ============

                                 See accompanying notes to financial statements.

(1) The General Partner contributed $1,000 in exchange for 50 units of the Partnership when the Partnership was organized in May 2003.

(2) Net income (loss) is for the period March 14, 2005 (Commencement of Operations) through December 31, 2005.

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                         STATEMENT OF CASH FLOWS

For the Period of March 14, 2005 (commencement of operations)
through December 31,                                                              2005
----------------------------------------------------------------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss)                                                            $    (899,082)
   Adjustments to reconcile net (loss) to net cash (used in) operating
      activities Depreciation and amortization                                 306,182
      (Gain) loss on sale of computer equipment
      Other noncash activities included in determination of net (loss)         (49,630)
         Changes in assets and liabilities
           Lease income receivable                                             (91,047)
           Accounts receivable, General Partner                                 61,224
           Accounts receivable, affiliated limited partnerships                (71,259)
           Other receivables                                                   (94,293)
           Accounts payable                                                    129,772
           Accounts payable, Commonwealth Capital Corp.                         39,258
           Other accrued expenses                                                9,061
           Unearned lease income                                                45,867
                                                                         -------------
NET CASH (USED IN) OPERATING ACTIVITIES                                       (613,947)
                                                                         -------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                   (4,645,505)
     Prepaid acquisition fees to the General Partner                          (483,504)
     Equipment acquisition fees to the General Partner                        (219,212)
                                                                         -------------
NET CASH (USED IN) INVESTING ACTIVITIES                                     (5,348,221)
                                                                         -------------

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                         STATEMENT OF CASH FLOWS

CASH FLOWS FROM FINANCING ACTIVITIES
     Contributions                                                   19,703,204
     Offering costs                                                  (2,308,723)
     Distributions to Partners                                         (702,732)
     Debt placement fee to the General Partner                           (8,348)
                                                                  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            16,683,401
                                                                  -------------
Net increase in cash and cash equivalents                            10,721,233
Cash and cash equivalents at beginning of period                          1,067
                                                                  -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  10,722,300
                                                                  -------------

                                  See accompanying notes to financial statements

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                   NOTES TO FINANCIAL STATEMENTS

1.   BUSINESS               Commonwealth Income & Growth Fund V (the
                            "Partnership") is a limited partnership organized in the Commonwealth of Pennsylvania on May 19, 2003.
                            The Partnership is offering for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The
                            Partnership reached the minimum amount in escrow and commenced operations on March 14, 2005. As of December 31, 2005, the Partnership has received
                            $19,703,204 in contributions from limited partners, amounting to 985,494 units.

                            The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp ("CCC"), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors

                            The Partnership's General Partner is Commonwealth Income & Growth Fund, Inc. (the "General Partner"), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing Association (ELA). Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2015.

                            Allocations of income and distributions of cash are based on the Partnership's Limited Partnership Agreement (the "Agreement"). The various allocations under the Agreement prevent any limited partner's capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During 2005, annual cash distributions to limited partners were made at a rate of approximately 10% of their original contributed capital. Distributions during 2005 reflect an annual return of capital in the

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                   NOTES TO FINANCIAL STATEMENTS

                            amount of approximately $1.38 per weighted average number of limited partnership units outstanding during the year.

2.   SUMMARY OF             REVENUE RECOGNITION
     SIGNIFICANT
     ACCOUNTING POLICIES    Through December 31, 2005, the Partnership has only
                            entered into operating leases. Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

                            The Partnership reviews a customer's credit history before extending credit and may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

                            USE OF ESTIMATES

                            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                            FAIR VALUE OF FINANCIAL INSTRUMENTS

                            Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of certain instruments. The carrying values of cash, receivables and payables approximate fair value due to the short term maturity of these instruments. For debt, the carrying amounts approximate fair value because the interest rates approximate current market rates.

                            LONG-LIVED ASSETS

                            The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                   NOTES TO FINANCIAL STATEMENTS

                            exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The partnership determined that no impairment had occurred during the period of March 14, 2005 (Commencement of Operations) through December 31, 2005.

                            Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

                            INTANGIBLE ASSETS

                            Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives. Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

                            CASH AND CASH EQUIVALENTS

                            The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents have been invested in a money market fund investing directly in Treasury obligations. Cash at December 31, 2005 was held in the custody of one financial institution. At times, the balances may exceed federally insured limits. The Partnership mitigates this risk by depositing funds with a major financial institution. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

                            ACCOUNTS RECEIVABLE

                            Accounts receivable includes current accounts receivable, net of allowances and other accruals. The Partnership regularly reviews the collectability of its receivables and the credit worthiness of its customers and adjusts its allowance for doubtful accounts accordingly.

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                   NOTES TO FINANCIAL STATEMENTS

                            INCOME TAXES

                            The Partnership is not subject to federal income taxes; instead, any taxable income (loss) is passed through to the partners and included on their respective income tax returns.

                            Taxable income differs from financial statement net income as a result of reporting certain income and expense items for tax purposes in periods other than those used for financial statement purposes, principally relating to depreciation, amortization, and lease income.

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

                            NET INCOME (LOSS) PER EQUIVALENT LIMITED PARTNERSHIP UNIT

                            The net income (loss) per equivalent limited partnership unit is computed based upon net income
                            (loss) allocated to the Limited Partners and the weighted average number of equivalent limited partner units outstanding during the year.

                            REIMBURSABLE EXPENSES

                            Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                   NOTES TO FINANCIAL STATEMENTS

                            RECENT ACCOUNTING PRONOUNCEMENTS

                            In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections" (SFAS No. 154) which replaces APB No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28." SFAS No. 154 provides guidance on the methods issuers should use to account for and report accounting changes and error corrections. Specifically, this statement requires that issuers retrospectively apply any voluntary change in accounting principles to prior period financial statements, if it is practicable to do so. This principle replaces APB No. 20, which required that most voluntary changes in accounting principle be recognized by including the cumulative effect of the change to the new accounting principle on prior periods in the net income reported by the issuer in the period in which it instituted the change. SFAS No. 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. Unless adopted early, SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of SFAS No. 154 to have an impact on its financial position or results of operations.

3.   COMPUTER EQUIPMENT     The Partnership is the lessor of equipment under
                            operating leases with periods ranging from 16 to 36 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                            Through December 31, 2005, the Partnership's leasing operations consisted entirely of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

                            Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. Remarketing fees are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                   NOTES TO FINANCIAL STATEMENTS

                            entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. No remarketing fees were paid for the period ended December 31, 2005.

                            The Partnership's share of the computer equipment in which they participate at December 31, 2005 was approximately $932,000, which is included in the Partnership's fixed assets on their balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at December 31, 2005 was approximately $2,177,000.

                            The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2005:

                            Years ending December 31,                     Amount
                            -----------------------------------   --------------
                                2006                              $    1,797,114
                                2007                                   1,791,214
                                2008                                   1,356,815
                                                                  --------------
                                                                  $    4,945,143
                                                                  ==============

     SIGNIFICANT            Lessees exceeding 10% of lease income for the period
     CUSTOMERS              ended December 31:

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                   NOTES TO FINANCIAL STATEMENTS

                            Lessee                                2005
                            -----------------------------------   ----
                            Lessee A                                18%
                            Lessee B                                25%
                            Lessee C                                10%
                                                                  ----
                            TOTAL % OF LEASE INCOME                 53%
                                                                  ====

                            Lessees exceeding 10% of accounts receivable at December 31:

                            Lessee                                2005
                            -----------------------------------   ----
                            Lessee A                                27%
                            Lessee B                                --
                            Lessee C                                12%
                            Lessee D                                20%
                            Lessee E                                12%
                            Lessee F                                22%
                                                                  ----
                            TOTAL % OF ACCOUNTS RECEIVABLE          93%
                                                                  ====

4.   RELATED PARTY          ORGANIZATIONAL FEE
     TRANSACTIONS
                            The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners' Capital
                            Contributions and two percent of the Limited
                            Partners' Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership. During 2005, the Partnership paid approximately $494,000 in organizational fees. There were no amounts due to the General Partner in connection with organizational fees as of December
                            31, 2005.

                            SELLING COMMISSION AND DEALER MANAGER FEES

                            The Partnership will pay to Commonwealth Capital Securities Corp. (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 10% of the partners' contributed capital as selling commissions and dealer manager reallowance fees, after the required $1,150,000 minimum subscription amount has been sold.

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                   NOTES TO FINANCIAL STATEMENTS

                            During 2005, selling commissions and dealer manager fees of approximately $1,969,000 were paid to CCSC. There was $9,400 due to CCSC as of December 31, 2005.

                            REIMBURSABLE EXPENSES

                            The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the period of March 14, 2005 (Commencement of Operations) through December 31, 2005, the Partnership recorded $492,000, for reimbursement of expenses to the General Partner. At December 31, 2005, the amount due to CCC was approximately $39,000.

                            EQUIPMENT ACQUISITION FEE

                            The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. During 2005, equipment acquisition fees of approximately $663,000 were paid to the General Partner. Of this amount, approximately $180,000 has been earned by the General Partner relating to equipment acquired in 2005. The remaining balance of approximately $483,000 will be earned with acquisitions in future periods.

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                   NOTES TO FINANCIAL STATEMENTS

                            DEBT PLACEMENT FEE

                            As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. During 2005, the Partnership paid approximately $8,000 in debt placement fees to the General Partner. There were no amounts due to the General Partner in connection with debt placement fees as of December 31,2 005.

                            EQUIPMENT MANAGEMENT FEE

                            The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of
                            (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and
                            (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. During 2005, equipment management fees of approximately $19,000 were paid to the General Partner as determined pursuant to section (ii) above.

                            RELEASE FEE

                            As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates ("Release"), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                   NOTES TO FINANCIAL STATEMENTS

                            of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release. There were no such fees paid to the General Partner in 2005.

                            EQUIPMENT LIQUIDATION FEE

                            With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. There were no such fees earned by the General Partner in 2005.

5.   NOTES PAYABLE          Notes payable consisted of the following:

                            December 31,                                   2005
                            -----------------------------------   -------------
                            Installment notes payable to banks;
                            interest ranging from 6.0% to 6.3%,
                            due in monthly installments ranging
                            from $2,413 to $14,239, including
                            interest, with final payments from
                            February through September 2008.            785,157
                                                                  -------------
                                                                  $     785,157
                                                                  =============

                            These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the years subsequent to December 31, 2005 are as follows:

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                   NOTES TO FINANCIAL STATEMENTS

                            Year ending December 31,                     Amount
                            -----------------------------------   -------------
                               2006                                     294,164
                               2007                                     312,807
                               2008                                     178,186
                                                                  -------------
                                                                  $     785,157
                                                                  =============

6.   SUPPLEMENTAL CASH      Other noncash activities included in the
     FLOW INFORMATION       determination of net loss are as follows:

                            Year ended December 31,                        2005
                            -----------------------------------   -------------
                            Lease income, net of interest
                              expense on notes payable realized
                              as a result of direct payment of
                              principal by lessee to bank         $      49,630
                                                                  -------------
                            Total adjustment to net (loss) from
                              other noncash activities            $      49,630
                                                                  =============

                            No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

                            Noncash investing and financing activities include the following:

                            Year ended December 31,                       2005
                            -----------------------------------   -------------
                            Debt assumed in connection with
                              purchase of computer equipment      $     834,787
                                                                  -------------

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                   NOTES TO FINANCIAL STATEMENTS

7. RECONCILIATION OF NET (LOSS) REPORTED FOR FINANCIAL REPORTING PURPOSES TO TAXABLE (LOSS) ON THE FEDERAL PARTNERSHIP RETURN

     For the Period of March 14, 2005 (commencement of
     operations) through December 31,                                   2005
     -------------------------------------------------------   -------------
        Net (loss) for financial reporting purposes            $    (899,082)
        Adjustments
           Depreciation                                                4,573
           Amortization                                              (13,026)
           Organizational costs                                      172,960
           Other                                                      63,879
                                                               -------------
     Taxable (loss) on the Federal Partnership return          $    (670,696)
                                                               =============

                            The "Adjustments - Other" includes financial statement adjustments reflected on the tax return in the subsequent year.

                            Adjustment for (loss) on sale of equipment is due to longer useful lives for tax reporting purposes.

                                             COMMONWEALTH INCOME & GROWTH FUND V

                                                   NOTES TO FINANCIAL STATEMENTS

8.   QUARTERLY RESULTS      Summarized quarterly financial data for the period
     OF OPERATION           ended December 31, 2005 is as follows:
     (UNAUDITED)

                                                             Quarter ended
                                      ------------------------------------------------------------
                                        March 31         June 30      September 30     December 31
                                      ------------    ------------    ------------    ------------
2005
REVENUES
   Lease and other                    $        738    $     16,740    $     98,764    $    306,525
                                      ------------    ------------    ------------    ------------
TOTAL REVENUES                                 738          16,740          98,764         306,525

TOTAL COSTS AND EXPENSES                    48,848         273,679         369,641         629,681
                                      ------------    ------------    ------------    ------------
NET (LOSS)                            $    (48,110)   $   (256,939)   $   (270,877)   $   (323,156)
                                      ------------    ------------    ------------    ------------
(LOSS) PER LIMITED PARTNER UNIT (1)   $      (0.64)   $       (.98)   $      (0.51)   $      (0.41)
                                      ============    ============    ============    ============

(1) Amounts for all quarters presented prior to fourth quarter of 2005 have been restated to correct the calculation of net loss per limited partnership unit.