Form 10-Q
period 2006-03-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2006-05-15
CIK 1253347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES [_] NO [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

                                    FORM 10-Q
                                 MARCH 31, 2006

                                TABLE OF CONTENTS

                                     PART I
Item 1.    Condensed Financial Statements                                      3
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          11
Item 3.    Quantitative and Qualitative Disclosures About Market Risk         13
Item 4.    Controls and Procedures                                            13

                                     PART II
Item 1.    Legal Proceedings                                                  14
Item 1A.   Risk Factors                                                       14
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.       15
Item 3.    Defaults Upon Senior Securities                                    16
Item 4.    Sumission of Matters to a Vote of Securities Holders               16
Item 5.    Other Information                                                  16
Item 6.    Index to Exhibits

           Signatures

           Certifications

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.

                             CONDENSED BALANCE SHEET

                                                          MARCH 31,    DECEMBER 31,
                                                             2006          2005
                                                         -----------   ------------
                                                         (UNAUDITED)
ASSETS
Cash and cash equivalents                                $13,092,532   $10,722,300
Lease income receivable, net of reserves of $0 as of
   March 31, 2006 and December 31, 2005                      141,279        91,047
Other receivable - Affiliates                                 93,532        71,259
Other receivables                                                 --        94,293
Prepaid Fees                                                  19,650            --
                                                         -----------   -----------
                                                          13,346,993    10,978,899
                                                         -----------   -----------
Computer equipment, at cost                                7,860,514     5,480,291
Accumulated depreciation                                    (729,551)     (289,811)
                                                         -----------   -----------
                                                           7,130,963     5,190,480
                                                         -----------   -----------
Equipment acquisition costs and deferred expenses, net       285,460       211,190
Prepaid acquisition fees                                     583,112       483,504
                                                         -----------   -----------
                                                             868,572       694,694
                                                         -----------   -----------
TOTAL ASSETS                                             $21,346,528   $16,864,073
                                                         ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable                                         $   387,105   $   138,832
Accounts payable - General Partner                            58,717        61,224
Accounts payable - Commonwealth Capital Corp.                 93,320        39,258
Unearned lease income                                         95,503        45,867
Notes Payable                                              1,029,091       785,157
                                                         -----------   -----------
TOTAL LIABILITIES                                          1,663,736     1,070,338
                                                         -----------   -----------
PARTNERS' CAPITAL
General partner                                                1,000         1,000
Limited partners                                          19,681,792    15,792,735
                                                         -----------   -----------
TOTAL PARTNERS' CAPITAL                                   19,682,792    15,793,735
                                                         -----------   -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                  $21,346,528   $16,864,073
                                                         ===========   ===========

            see accompanying notes to condensed financial statements

                       COMMONWEALTH INCOME & GROWTH FUND V

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                   FOR THE PERIOD OF
                                                                       MARCH 14,
                                                    THREE MONTHS   (COMMENCEMENT OF
                                                        ENDED         OPERATIONS)
                                                      MARCH 31,    THROUGH MARCH 31,
                                                        2006              2005
                                                     (UNAUDITED)      (UNAUDITED)
                                                    ------------   -----------------
INCOME
Lease                                                $  604,587        $    737
Interest and other                                       49,425               1
                                                     ----------        --------
TOTAL INCOME                                            654,012             738
                                                     ----------        --------
EXPENSES
Operating                                               354,490          21,873
Organizational costs                                     36,751          25,939
Equipment management fee - General Partner               30,229              37
Interest                                                 16,173              --
Depreciation                                            439,739             948
Amortization of equipment
   acquisition costs and deferred expenses               24,396              51
                                                     ----------        --------
TOTAL EXPENSES                                          901,778          48,848
                                                     ----------        --------
NET (LOSS)                                           $ (247,766)       $(48,110)
                                                     ==========        ========
NET (LOSS) ALLOCATED TO LIMITED PARTNERS             $ (254,244)       $(48,110)
                                                     ==========        ========
NET (LOSS) PER EQUIVALENT LIMITED
   PARTNERSHIP UNIT                                  $    (0.22)       $  (0.64)
                                                     ==========        ========
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
   PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD    1,130,000          74,970
                                                     ==========        ========

            see accompanying notes to condensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.

                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                    FOR THE THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                             General    Limited
                             Partner    Partner    General     Limited
                              Units      Units     Partner     Partners       Total
                             -------   ---------   -------   -----------   -----------
BALANCE, December 31, 2005      50       985,494   $ 1,000   $15,792,735   $15,793,735
Contributions                   --       264,457        --     5,254,658     5,254,658
Offering costs                  --            --        --      (593,264)     (593,264)
Net income (loss)               --            --     6,478      (254,244)     (247,766)
Distributions                   --            --    (6,478)     (518,093)     (524,571)
                               ---     ---------   -------   -----------   -----------
BALANCE, MARCH 31, 2006         50     1,249,951   $ 1,000   $19,681,792   $19,682,792
                               ===     =========   =======   ===========   ===========

            see accompanying notes to condensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.

                        CONDENSED STATEMENTS OF CASH FLOW
   FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND THE PERIOD OF MARCH 14, 2005
               (COMMENCEMENT OF OPERATIONS) THROUGH MARCH 31, 2005

                                                          2006          2005
                                                      (UNAUDITED)    (UNAUDITED)
                                                      -----------   ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   $   466,239    $  (65,072)
Capital expenditures                                   (2,034,556)           --
Prepaid acquisition fees                                  (99,608)      (45,508)
Equipment acquisition fees paid to General Partner        (95,209)       (1,820)
                                                      -----------    ----------
NET CASH (USED IN) INVESTING ACTIVITIES                (2,229,373)      (47,328)
Contributions                                           5,254,658     2,381,380
Distributions                                            (524,571)     (285,174)
Offering costs                                           (593,264)           --
Debt Placement fees paid to General Partner                (3,457)           --
                                                      -----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               4,133,366     2,096,206
Net increase in cash and cash equivalents               2,370,232     1,983,806
Cash and cash equivalents, beginning of period         10,722,300         1,067
                                                      -----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $13,092,532    $1,984,873
                                                      ===========    ==========

            see accompanying notes to condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.   BUSINESS                    Commonwealth Income & Growth Fund V (the
                                 "Partnership") is a limited partnership
                                 organized in the Commonwealth of Pennsylvania on May 19, 2003. The Partnership is offering for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The Partnership reached the minimum amount in escrow and commenced operations on March 14, 2005. As of February
                                 24, 2006, the Partnership was fully subscribed.

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

2.   SUMMARY OF SIGNIFICANT      BASIS OF PRESENTATION
     ACCOUNTING POLICIES
                                 The financial information presented as of any date other than December 31 has been prepared from the books and records without audit.
                                 Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United
                                 States of America. In the opinion of
                                 management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.
                                 Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2006.

                                 LONG-LIVED ASSETS

                                 The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The partnership determined that no impairment existed as of March 31, 2006.

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

3.   COMPUTER EQUIPMENT          The Partnership is the lessor of equipment
                                 under operating leases with periods ranging from 14 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

                                 Through March 31, 2006, the Partnership's leasing operations consisted of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

                                 Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. No remarketing fees were paid for the period ended March 31, 2006.

                                 The Partnership's share of the computer
                                 equipment in which it participates with other partnerships at March 31, 2006 and December 31, 2005 was approximately $1,677,000 and $932,000, respectively, which is included in the
                                 Partnership's fixed assets on
                                 its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at March 31, 2006 and December 31, 2005 was approximately $3,851,000 and $2,177,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at March 31, 2006 and December 31, 2005 was $270,000 and $0, respectively. The total outstanding debt at March 31, 2006 and December 31, 2005 was $676,000 and $0,
                                 respectively.

                                 The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2006:

                                                                          Amount
                                                                        ----------
                                 Nine months ending December 31, 2006   $2,013,000
                                 Year ended December 31, 2007            2,622,000
                                 Year ended December 31, 2008            2,016,000
                                 Year ended December 31, 2009               33,000
                                                                        ----------
                                                                        $6,684,000
                                                                        ----------

4.   RELATED PARTY               RECEIVABLES/PAYABLES
     TRANSACTIONS
                                 As of March 31, 2006, the Partnership's related party receivables and payables are short term, unsecured, and non-interest bearing.

                                 REIMBURSABLE EXPENSES

                                 The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the three-months ended March 31, 2006, the Partnership recorded $75,000 for reimbursement of expenses to the General Partner. For the period of March 14, 2005 (Commencement of Operations) through March 31, 2005, the Partnership recorded $8,000 for reimbursement of expenses to the General Partner.

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

                                 EQUIPMENT ACQUISITION FEE

                                 The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the period ended March 31, 2006, equipment acquisition fees of approximately $314,000 were earned by the General Partner.

                                 DEBT PLACEMENT FEE

                                 As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. For the period ended March 31, 2006, debt placement fees of approximately $12,000 were earned by the General Partner. No debt placement fees were earned by the General Partner for the period of March 14, 2005 (Commencement of Operations) through March 31, 2005.

                                 EQUIPMENT MANAGEMENT FEE

                                 The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
                                 (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus
                                 (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the three-months ended March 31, 2006, equipment management fees of approximately $30,000 were earned by the General Partner. For the period of March 14, 2005 (Commencement of Operations) through March 31, 2005, equipment management fees of approximately $37 were earned by the General Partner.

5.   NOTES PAYABLE               Notes payable consisted of the following:

                                                                  MARCH 31, 2006
                                                                  --------------

                                 Installment note payable to
                                 bank; interest at 4.61%, due
                                 in monthly installments
                                 ranging of $160, including
                                 interest, with final payment
                                 in December 2007.                  $    1,069

                                 Installment notes payable to
                                 banks; interest ranging from
                                 4.65% to 6.3%, due in monthly
                                 installments ranging from
                                 $1,095 to $14,239, including
                                 interest, with final payments
                                 from February through
                                 September 2008.                     1,028,022
                                                                    ----------
                                                                    $1,029,091

                                 These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2006 are as follows:

                                                                        AMOUNT
                                                                      ----------
                                 Nine months ended December 31, 2006  $  313,580
                                 Year ended December 31, 2007            440,368
                                 Year ended December 31, 2008            275,143
                                                                      ----------
                                                                      $1,029,091
                                                                      ----------

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

REVENUE RECOGNITION

Through March 31, 2006, the Partnership's leasing operations consist of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the quarter ended March 31, 2006 and the period of March 14, 2005 (Commencement of Operations) through March 31, 2005, was contributions of approximately $5,300,000 and $2,400,000, respectively. The Partnership incurred and paid offering costs of approximately $593,000 and $285,000 during those same periods. Equipment in the amount of approximately $2,000,000 was purchased during the quarter ended March 31, 2006 and distributions in the amount of $525,000 were paid during that same period. No distributions were paid during the period of March 14, 2005 (Commencement of Operations) through March 31, 2005.

For the quarter ended March 31, 2006, cash was provided from operations in the amount of $466,000, which includes a net loss of $248,000, and depreciation and amortization expenses of approximately $464,000. Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $102,000.

For the period of March 14, 2005 (Commencement of Operations) through March 31, 2005, the Partnership used cash for operating activities of approximately $65,000, which includes a net loss of approximately $48,000, and depreciation and amortization expenses of approximately $1,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of March 31, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of $2,013,000 for the balance of the year ending December 31, 2006 and $4,671,000 thereafter.

RESULTS OF OPERATIONS

   Three months ended March 31, 2006 compared to the period of March 14, 2005
              (Commencement of Operations) through March 31, 2005

For the quarter ended March 31, 2006, the Partnership recognized income of approximately $654,000 and expenses of approximately $902,000, resulting in a net loss of approximately $248,000.

For the period of March 14, 2005 (Commencement of Operations) through March 31, 2005, the Partnership recognized income of approximately $1,000 and expenses of approximately $49,000, resulting in a net loss of approximately $48,000.

For the quarter ended March 31, 2006, operating expenses of $354,000, excluding depreciation, primarily consist of sales expenses of $21,000, conferences of $11,000, postage and shipping of $5,000, and reimbursement of expenses to CCC for administration and operation of the Partnership of approximately $168,000.

Operating expenses, excluding depreciation, were $22,000 during the period of March 14, 2005 (Commencement of Operations) through March 31, 2005. These expenses mainly consist of printing and sales expenses.

Organizational costs were approximately $37,000 and $26,000 for the quarter ended March 31, 2006 and the period of March 14, 2005 (Commencement of Operations) through March 31, 2005, respectively. In accordance with the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses totaled approximately $464,000 and $1,000 for the quarter ended March 31, 2006 and the period of March 14, 2005 (Commencement of Operations) through March 31, 2005, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2006.

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

Based upon this review, the Partnership's Chief Executive Officer and Financial Officer have concluded that the Partnership's disclosure controls (as defined in Rule 13a-14c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended March 31, 2006, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

PART II: OTHER INFORMATION

                       COMMONWEALTH INCOME & GROWTH FUND V

     Item 1.    LEGAL PROCEEDINGS.

                N/A

     Item 1A.   RISK FACTORS

THERE IS NO PUBLIC MARKET FOR THE UNITS, AND YOU MAY BE UNABLE TO SELL OR TRANSFER YOUR UNITS AT A TIME AND PRICE OF YOUR CHOOSING

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

                                        COMMONWEALTH INCOME & GROWTH
                                        FUND I
                                        BY: COMMONWEALTH INCOME & GROWTH FUND,
                                        INC. General Partner


May 15, 2006                            By: /s/ Kimberly A. Springsteen
Date                                        ------------------------------------
                                            Kimberly A. Springsteen
                                            Chief Executive Officer

                             31.1 THE RULE 15D-14(A)

I, Kimberly A. Springsteen certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund V (the Registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Kimberly A. Springsteen
----------------------------------------
Kimberly A. Springsteen
Chief Executive Officer
May 15, 2006

                             31.2 THE RULE 15D-14(A)

I, Kimberly A. Springsteen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Commonwealth Income & Growth Fund V (the Registrant);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


/s/ Kimberly A. Springsteen
----------------------------------------
Kimberly A. Springsteen
Principal Financial Officer
May 15, 2006

                     32.1 SECTION 1350 CERTIFICATION OF CEO

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund V, (the "Company") on Form 10-Q for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly A. Springsteen, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kimberly A. Springsteen
----------------------------------------
Kimberly A. Springsteen
Chief Executive Officer
May 15, 2006

                     32.2 SECTION 1350 CERTIFICATION OF CFO

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Commonwealth Income & Growth Fund V, (the "Company") on Form 10-Q for the quarter ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kimberly A. Springsteen, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of knowledge:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Kimberly A. Springsteen
----------------------------------------
Kimberly A. Springsteen
Principal Financial Officer
May 15, 2006