Form 10-Q
period 2006-06-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2006-08-11
CIK 1253347

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

                         Brandywine Bldg. One, Suite 200
                                 2 Christy Drive
                              Chadds Ford, PA 19317
          (Address, including zip code, of principal executive offices)

                                 (610) 594-9600
               (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES [X] NO [_]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

     Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [_] NO [X]

                                    FORM 10-Q
                                  JUNE 30, 2006

                                TABLE OF CONTENTS

                                     PART I

Item 1.  Condensed Financial Statements                                        3
Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  12
Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15
Item 4.  Controls and Procedures                                              16

                                     PART II

Item 1.  Legal Proceedings                                                    16
Item 1A. Risk Factors                                                         16
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.         18
Item 3.  Defaults Upon Senior Securities                                      18
Item 4.  Submission of Matters to a Vote of Securities Holders                18
Item 5.  Other Information                                                    18
Item 6.  Index to Exhibits

         Signatures

         Certifications

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.
                             CONDENSED BALANCE SHEET

                                                           JUNE 30,     DECEMBER 31,
                                                             2006           2005
                                                         ------------   ------------
                                                          (UNAUDITED)
ASSETS

Cash and cash equivalents                                 $11,136,299    $10,722,300
Lease income receivable, net of reserves of $0 as of
   June 30, 2006 and December 31, 2005                        262,711         91,047
Other receivable - Affiliates                                 118,870         71,259
Other receivables                                                  --         94,293
Prepaid Fees                                                   13,705             --
                                                          -----------    -----------
                                                           11,531,585     10,978,899
                                                          -----------    -----------
Computer equipment, at cost                                10,344,032      5,480,291
Accumulated depreciation                                   (1,317,229)      (289,811)
                                                          -----------    -----------
                                                            9,026,803      5,190,480
                                                          -----------    -----------
Equipment acquisition costs and deferred expenses, net        361,046        211,190
Prepaid acquisition fees                                      530,963        483,504
                                                          -----------    -----------
                                                              892,009        694,694
                                                          -----------    -----------
TOTAL ASSETS                                              $21,450,397    $16,864,073
                                                          ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable                                          $   343,349    $   138,832
Accounts payable - General Partner                             83,692         61,224
Accounts payable - Commonwealth Capital Corp.                  48,342         39,258
Unearned lease income                                         121,500         45,867
Notes Payable                                               1,837,670        785,157
                                                          -----------    -----------
TOTAL LIABILITIES                                           2,434,553      1,070,338
                                                          -----------    -----------
PARTNERS' CAPITAL

General partner                                                 1,000          1,000
Limited partners                                           19,014,844     15,792,735
                                                          -----------    -----------
TOTAL PARTNERS' CAPITAL                                    19,015,844     15,793,735
                                                          -----------    -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                   $21,450,397    $16,864,073
                                                          ===========    ===========

            see accompanying notes to condensed financial statements

                       COMMONWEALTH INCOME & GROWTH FUND V
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                           FOR THE PERIOD OF
                                                                                               MARCH 14,
                                                       THREE-MONTHS ENDED     SIX-MONTHS    (COMMENCEMENT OF
                                                                                 ENDED         OPERATIONS)
                                                      JUNE 30,     JUNE 30,    JUNE 30,    THROUGH JUNE 30,
                                                        2006         2005        2006             2005
                                                     ----------   ---------   ----------   -----------------
                                                           (UNAUDITED)                  (UNAUDITED)
INCOME
Lease                                                $  762,116   $  16,739   $1,366,704       $  17,476
Interest and other                                      118,198           1      167,623               2
                                                     ----------   ---------   ----------       ---------
TOTAL INCOME                                            880,314      16,740    1,534,326          17,478
                                                     ----------   ---------   ----------       ---------
EXPENSES
Operating                                               257,596     205,787      612,086         227,659
Organizational costs                                         --      53,860       36,751          79,799
Equipment management fee - General Partner               41,848         837       72,077             874
Interest                                                 20,885          --       37,057              --
Depreciation                                            587,678      12,527    1,027,417          13,475
Amortization of equipment
   acquisition costs and deferred expenses               33,041         668       57,436             719
Miscellaneous                                               230          --          230              --
                                                     ----------   ---------   ----------       ---------
TOTAL EXPENSES                                          941,278     273,679    1,843,054         322,526
                                                     ----------   ---------   ----------       ---------
NET (LOSS)                                           $  (60,963)  $(256,939)    (308,729)       (305,048)
                                                     ==========   =========   ==========       =========
NET (LOSS) ALLOCATED TO LIMITED PARTNERS             $  (65,730)  $(257,958)    (319,974)       (306,068)
                                                     ==========   =========   ==========       =========
NET (LOSS) PER EQUIVALENT LIMITED
   PARTNERSHIP UNIT                                  $    (0.05)  $   (0.68)       (0.26)          (0.80)
                                                     ==========   =========   ==========       =========
WEIGHTED AVERAGE NUMBER OF EQUIVALENT LIMITED
   PARTNERSHIP UNITS OUTSTANDING DURING THE PERIOD    1,249,951     262,747    1,249,951         232,900
                                                     ==========   =========   ==========       =========

            see accompanying notes to condensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.

                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (UNAUDITED)

                             GENERAL    LIMITED
                             PARTNER    PARTNER     GENERAL     LIMITED
                              UNITS      UNITS      PARTNER     PARTNERS       TOTAL
                             -------   ---------   --------   -----------   -----------
BALANCE, December 31, 2005      50       985,494   $  1,000   $15,792,735   $15,793,735
Contributions                            264,457                5,254,658     5,254,658
Offering costs                                                   (593,264)     (593,264)
Net income (loss)                                    11,245      (319,974)     (308,729)
Distributions                                       (11,245)   (1,119,311)   (1,130,556)
                                --     ---------   --------   -----------   -----------
BALANCE, JUNE 30, 2006          50     1,249,951   $  1,000   $19,014,844   $19,015,844
                                ==     =========   ========   ===========   ===========

            see accompanying notes to condensed financial statements

                    COMMONWEALTH INCOME & GROWTH FUND V, L.P.

                        CONDENSED STATEMENTS OF CASH FLOW
     FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND THE PERIOD OF MARCH 14, 2005
               (COMMENCEMENT OF OPERATIONS) THROUGH JUNE 30, 2005

                                                          2006         2005
                                                      (UNAUDITED)   (UNAUDITED)
                                                      -----------   -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   $   727,396    $ (136,769)
                                                      -----------    ----------
Capital expenditures                                   (3,589,483)     (456,481)
Prepaid acquisition fees                                  (47,459)     (236,090)
Equipment acquisition fees paid to General Partner       (194,550)      (18,259)
                                                      -----------    ----------
NET CASH (USED IN) INVESTING ACTIVITIES                (3,831,492)     (710,830)
                                                      -----------    ----------
Contributions                                           5,254,658     7,599,940
Distributions                                          (1,130,556)     (101,944)
Offering costs                                           (593,264)     (925,384)
Debt Placement fees paid to General Partner               (12,743)           --
                                                      -----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES               3,518,095     6,572,612
                                                      -----------    ----------
Net increase in cash and cash equivalents                 413,999     5,725,013
Cash and cash equivalents, beginning of period         10,722,300         1,067
                                                      -----------    ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $11,136,299    $5,726,080
                                                      ===========    ==========

            see accompanying notes to condensed financial statements

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BUSINESS                      Commonwealth Income & Growth Fund V (the
                                 "Partnership") is a limited partnership
                                 organized in the Commonwealth of Pennsylvania on May 19, 2003. The Partnership offered for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the "Offering"). The Partnership reached the minimum amount in escrow and commenced operations on March 14, 2005. As of February
                                 24, 2006, the Partnership was fully subscribed.

                                 The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer IT equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions. Commonwealth Capital Corp, ("CCC"), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

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

2. SUMMARY OF SIGNIFICANT        BASIS OF PRESENTATION
   ACCOUNTING
   POLICIES                      The financial information presented as of any
                                 date other than December 31 has been prepared from the books and records without audit.
                                 Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United
                                 States of America. In the opinion of
                                 management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.
                                 For further information regarding the
                                 Partnership's accounting policies, refer to the financial statements and related notes included in the Partnership's annual report on Form 10-K for the year ended December 31, 2005. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2006.

                                 LONG-LIVED ASSETS

                                 The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The partnership determined that no impairment existed as of June 30, 2006.

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

                                 Through June 30, 2006, the Partnership's leasing operations consisted of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

                                 Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. No remarketing fees were paid for the period ended June 30, 2006.

                                 The Partnership's share of the computer
                                 equipment in which it participates with other partnerships at June 30, 2006 and December 31, 2005 was approximately $2,378,000 and $932,000, respectively, which is included in the
                                 Partnership's fixed assets on its balance sheet, and the total cost of the equipment shared by the Partnership with other partnerships at June 30, 2006 and December 31, 2005 was approximately $5,542,000 and $2,177,000, respectively. The Partnership's share of the outstanding debt associated with this equipment at June 30, 2006 and December 31, 2005 was $460,000 and $0, respectively. The total outstanding debt at June 30, 2006 and December 31, 2005 was $1,043,000 and $0,
                                 respectively.

                                 The following is a schedule of future minimum
                                 rentals on noncancellable operating leases at
                                 June 30, 2006:
                                                                          Amount
                                 -----------------------------------------------
                                 Six months ending December 31, 2006  $1,753,602
                                 Year ended December 31, 2007          3,416,609
                                 Year ended December 31, 2008          2,550,680
                                 Year ended December 31, 2009            251,240
                                                                      ----------
                                                                      $7,972,131
                                                                      ==========
4. RELATED PARTY TRANSACTIONS    RECEIVABLES/PAYABLES

                                 As of June 30, 2006, the Partnership's related party receivables and payables are short term, unsecured, and non-interest bearing.

                                 REIMBURSABLE EXPENSES

                                 The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the six-months ended June 30, 2006, the Partnership recorded $379,613 for reimbursement of expenses to the General Partner. For the period of March 14, 2005 (Commencement of Operations) through June 30, 2005, the Partnership recorded $131,000 for reimbursement of expenses to the General Partner.

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

                                 EQUIPMENT ACQUISITION FEE

                                 The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the period ended June 30, 2006, equipment acquisition fees of approximately $194,550 were earned by the General Partner. No equipment acquisition fees were earned by the General Partner for the period of March 14, 2005 (Commencement of Operations) through June 30, 2005.

                                 DEBT PLACEMENT FEE

                                 As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. For the period ended June 30, 2006, debt placement fees of approximately $12,743 were earned by the General Partner. No debt placement fees were earned by the General Partner for the period of March 14, 2005 (Commencement of Operations) through June 30, 2005.

                                 EQUIPMENT MANAGEMENT FEE

                                 The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of
                                 (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus
                                 (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the six-months ended June 30, 2006, equipment management fees of approximately $72,000 were earned by the General Partner. For the period of March 14, 2005 (Commencement of Operations) through June 30, 2005, equipment management fees of approximately $874 were earned by the General Partner.

5. NOTES PAYABLE                 Notes payable consisted of the following:

                                                                                  DECEMBER 31,
                                                                  JUNE 30, 2006      2005
                                 -------------------------------------------------------------
                                 Installment note payable to
                                 bank; interest at 4.61%, due
                                 in monthly instaltlments of
                                 $160, including interest, with
                                 final payment in December
                                 2007.                              $      922            --

                                 Installment notes payable to
                                 banks; interest ranging from
                                 4.65% to 6.3%, due in monthly
                                 installments ranging from
                                 $1,095 to $14,239, including
                                 interest, with final payments
                                 from February through October
                                 2008.                                 925,186       785,157

                                 Installment notes payable to
                                 banks; interest ranging from
                                 6.08% to 6.14%, due in monthly
                                 installments ranging from
                                 $21,364 to $22,990, including
                                 interest, with final payment
                                 in February 2009.                     911,563            --
                                 -------------------------------------------------------------
                                                                    $1,837,671       785,157
                                 -------------------------------------------------------------

                                 These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2006 are as follows:

                                          AMOUNT
                                        ----------
   Six months ended December 31, 2006   $  365,341
   Year ended December 31, 2007            763,939
   Year ended December 31, 2008            619,077
   Year ended December 31, 2009             89,314
                                        ----------
                                        $1,837,671
                                        ----------

6. SUPPLEMENTAL                  Other noncash activities included in the
   CASH FLOW                     determination of net loss are as follows:
   INFORMATION

Six months Ended June 30,                           2006     2005
-----------------------------------------------   --------   ----
Lease income, net of interest expense on
   notes payable realized as a result of direct
   payment of principal by lessee to bank         $221,744    $--

          No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

               Noncash investing and financing activities include the following:

Six months Ended June 30,                    2006      2005
---------------------------------------   ----------   ----
   Debt assumed in connection with
      purchase of computer equipment      $1,274,257    $--

   Equipment acquisition fees earned by
      General Partner upon purchase of
      equipment from prepaid
      acquisition fees                    $   47,459    $--

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

FORWARD LOOKING STATEMENTS

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the "safe harbor" provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as "may," "will," "could," "anticipate," "believe," "estimate," "expects," "intend," "predict" or "project" and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

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

REVENUE RECOGNITION

Through June 30, 2006, the Partnership's leasing operations consist of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

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


LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary source of capital for the six-months ended June 30, 2006 and the period of March 14, 2005 (Commencement of Operations) through June 30, 2005, was contributions of approximately $5,200,000 and $7,600,000, respectively. Equipment in the amount of approximately $3,600,000 was purchased during the six-months ended June 30, 2006 and distributions in the amount of $1,100,000 were paid during that same period. Equipment in the amount of $456,000 was purchased and distributions were paid in the amount of $102,000 during the period of March 14, 2005 (Commencement of Operations) through June 30, 2005.

For the six-months ended June 30, 2006, cash was provided from operations in the amount of $727,000, which includes a net loss of $309,000 and depreciation and amortization expenses of approximately $1,085,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $222,000.

For the period of March 14, 2005 (Commencement of Operations) through June 30, 2005, the Partnership used cash for operating activities of approximately $137,000, which includes a net loss of approximately $305,000, and depreciation and amortization expenses of approximately $14,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under "triple-net leases" to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. As of June 30, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of $1,753,602 for the balance of the year ending December 31, 2006 and $6,218,529 thereafter.

The Partnership's cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may, from time to time, reduce the distributions to its Partners if it deems necessary. Since the Partnership's leases are on a "triple-net" basis, no reserve for maintenance and repairs are deemed necessary.

RESULTS OF OPERATIONS

     Three months ended June 30, 2006 compared to three months ended June 30,
     2005

For the three months ended June 30, 2006, the Partnership recognized income of approximately $880,000 and expenses of approximately $941,000, resulting in a net loss of approximately $61,000. For the three-months ended of June 30, 2005, the Partnership recognized income of approximately $17,000 and expenses of approximately $274,000, resulting in a net loss of approximately $257,000.

Lease income increased to $762,000 for the three months ended June 30, 2006, from $17,000 for the three months ended June 30, 2005, primarily due to the fact that more lease agreements were entered into since the six months ended June 30, 2005 as the fund commenced operations.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. The expenses increased 25% to approximately $257,000 for the quarter ended June 30, 2006, from $205,000 for the quarter ended June 30, 2005.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $40,000 for the quarter ended June 30, 2006, from $800 for the quarter ended June 30, 2005, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased to approximately $620,000 for the quarter ended June 30, 2006, from $13,000 for the quarter ended June 30, 2005 due to additional equipment being purchased and the associated acquisition and finance fees being recorded by the Partnership since the quarter ended June 30, 2005.

   Six months ended June 30, 2006 compared to March 14, 2005 (Commencement of
                        Operations) through June 30, 2005

For the six months ended June 30, 2006, the Partnership recognized income of approximately $1,534,000, and expenses of approximately $1,843,000, resulting in a net loss of approximately $309,000. For the period of to March 14, 2005 (Commencement of Operations) through June 30, 2005, the Partnership recognized income of approximately $17,000, and expenses of approximately $322,000, resulting in a net loss of approximately $305,000.

Lease income increased to $1,367,000 for the six months ended June 30, 2006, from $17,000 for the period of to March 14, 2005 (Commencement of Operations) through June 30, 2005, primarily due to the fact that more lease agreements were entered into since the period from June 30, 2005 as the fund commenced operations.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. The expenses increased to approximately $612,000 for the six months ended June 30, 2006, from $228,000 for the period of March 14, 2005 (Commencement of Operations) through June 30, 2005, primarily due to an increase in the amount charged by CCC, a related party, to the Partnership for its administration and operation of approximately $30,000, an increase in due diligence costs of approximately $7,000 and an increase in accounting fees of approximately $60,000. Such expenses increased due to the commencement of operations and further activity within the fund.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $72,000 for the six months ended June 30, 2006, from $900 for the period ended June 30, 2005, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased to approximately $1,085,000 for the six months ended June 30, 2006; from $14,000 for the period ended June 30, 2005 due to additional equipment being purchased and the associated acquisition and finance fees being recorded by the Partnership since the period ended June 30, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt. There are no material changes to this disclosure related to these items since the filing of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Chief Executive Officer and Financial Officer of the General Partner have conducted a review of the General Partner's disclosure controls and procedures as of June 30, 2006.

The Company's disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the " Exchange Act") is accumulated and communicated to the General partner's management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the General Partner's Chief Executive Officer and Financial Officer have concluded that the General Partner's disclosure controls (as defined in pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the General Partner in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner's internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended June 30, 2006, that have materially affected or are reasonably likely to materially affect the General Partner's internal controls over financial reporting.

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

             N/A

     Item 3. DEFAULTS UPON SENIOR SECURITIES.

             N/A

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

             N/A

     Item 5. OTHER INFORMATION.

             N/A

     Item 6. EXHIBITS AND REPORTS ON FORM 8-K

             a)   Exhibits

                  31.1 THE RULE 15D-14(A)
                  31.2 THE RULE 15D-14(A)
                  32.1 SECTION 1350 CERTIFICATION OF CEO
                  32.2 SECTION 1350 CERTIFICATION OF CFO

             b)   Report on Form 8-K:

On April 24, 2006 COMMONWEALTH INCOME & GROWTH FUND V issued an 8-K statement to the SEC. Items reported in this statement consisted of the following: George S. Springsteen, Founder and former Chairman of the Board, CEO and Treasurer of the general partner's parent company, Commonwealth Capital Corp. ("CCC"), passed away unexpectedly on April 18, 2006. The Board of Directors immediately took action and adopted the following changes in management effective April 24, 2006:
Mr. Springsteen's spouse, Kimberly A. Springsteen, 46, has been appointed as Chairman of the Board, Chief Executive Officer and Treasurer of CCC, CIGF, Inc. and CCSC, and remains a Director and Chief Operating Officer of each. Henry J. Abbott, 55, has been appointed as President of CCC, CIGF, Inc. and CCSC. Jay M. Dugan, 58, has been appointed as Executive Vice President of CCC, CIGF, Inc. and CCSC. Lynn A. Franceschina, 34, has been appointed as Executive Vice President of CCC, CIGF, Inc. and CCSC. James Pruett, 40, has been appointed as a Vice President of CCC, CIGF, Inc. and CCSC. Donnamarie D. Abbott, 46, has been appointed as a Vice President of CCC, CIGF, Inc. and CCSC.

Also included in the April 24, 2006 8-K statement were changes among the Board of Directors as follows: Effective as of April 18, 2006, Jay M. Dugan, Katrina
M. Mason and Lynn A. Franceschina have joined Ms. Springsteen and Mr. Abbott on the Board of Directors of CCC and CIGF, Inc. Ms. Springsteen has been appointed as the Chairman of the Board of Directors and Katrina M. Mason, 33, has been appointed President of CCSC, effective as of the date hereof.

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


August 14, 2006                         By: /s/ Kimberly A. Springsteen
Date                                        ------------------------------------
                                        Kimberly A. Springsteen
                                        Chief Executive Officer