Form 10-Q
period 2006-09-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2006-11-13
CIK 1253347

Click here for Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-108057

COMMONWEALTH INCOME & GROWTH FUND V, L.P.

(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	65-1189593 (I.R.S. Employer Identification Number)

Brandywine Bldg. One, Suite 200

2 Christy Drive

Chadds Ford, PA 19317

(Address, including zip code, of principal executive offices)

(610) 594-9600

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES   NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer Accelerated filer Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES    NO

FORM 10-Q

SEPTEMBER 30, 2006

Back to Contents

Commonwealth Income & Growth Fund V, L.P.

Condensed Balance Sheet

	September 30, 2006	December 31, 2005

	(unaudited)
Assets
Cash and cash equivalents	$8,559,522	$10,722,300
Lease income receivable, net of reserves of $0 as of September 30, 2006 and December 31, 2005	246,167	91,047
Other receivable – Affiliates	120,531	71,259
Other receivables - CCC	3,572	94,293
Prepaid fees	7,761	—

	8,937,553	10,978,899

Computer equipment, at cost	12,853,266	5,480,291
Accumulated depreciation	(2,062,875)	(289,811)

	10,790,391	5,190,480

Equipment acquisition costs and deferred expenses, net	422,457	211,190
Prepaid acquisition fees	444,231	483,504

	866,688	694,694

Total Assets	$20,594,632	$16,864,073

Liabilities and Partners’ Capital
Liabilities
Accounts payable	$195,205	$138,832
Accounts payable - General Partner	48,475	61,224
Accounts payable – Commonwealth Capital Corp.	—	39,258
Unearned lease income	79,729	45,867
Notes payable	1,926,998	785,157

Total liabilities	2,250,407	1,070,338

Partners’ Capital
General partner	1,000	1,000
Limited partners	18,343,225	15,792,735

Total Partners’ Capital	18,344,225	15,793,735

Total Liabilities and Partners’ Capital	$20,594,632	$16,864,073

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund V

Condensed Statements of Operations

			Nine Months Ended September 30, 2006	For the period of March 14, 2005 (Commencement of Operations) - September 30, 2005
	Three Months Ended

	September 30, 2006	September 30, 2005

	(unaudited)		(unaudited)
Income
Lease	$1,022,145	$84,282	$2,388,849	$101,759
Interest and other	106,215	14,481	273,838	14,483

Total income	1,128,360	98,763	2,662,687	116,242

Expenses
Operating	248,219	253,543	860,535	481,203
Organizational costs	—	44,568	36,751	124,368
Equipment management fee - General Partner	48,013	4,214	120,091	5,088
Interest	28,506	—	65,564	—
Depreciation	745,646	63,580	1,773,063	77,055
Amortization of equipment
Acquisition costs and deferred expenses	41,739	3,735	99,175	4,454

Total expenses	1,112,123	369,640	2,955,179	692,168

Net income (loss)	$16,237	$(270,877)	$(292,492)	$(575,926)

Net income (loss) allocated to limited partners	$9,339	$(274,483)	$(310,635)	$(580,551)

Net income (loss) per equivalent limited partnership unit	$0.01	$(0.51)	$(0.25)	$(1.56)

Weighted average number of equivalent limited partnership units outstanding during the period	1,249,950	535,174	1,212,899	371,096

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund V, L.P.

Condensed Statements of Partners’ Capital

For the nine months ended September 30, 2006

(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partners	Total

Balance, December 31, 2005	50	985,494	$1,000	$15,792,735	$15,793,735
Contributions		264,456		5,254,658	5,254,658
Offering costs				(593,264)	(593,264)
Net income (loss)			18,143	(310,635)	(292,492)
Distributions			(18,143)	(1,800,269)	(1,818,412)

Balance, September 30, 2006	50	1,249,950	$1,000	$18,343,225	$18,344,225

see accompanying notes to condensed financial statements

Back to Contents

Commonwealth Income & Growth Fund V, L.P.

Condensed Statements of Cash Flow

For the nine months ended September 30, 2006 and the period of March 14, 2005 (Commencement of
Operations) through September 30, 2005

	2006 (unaudited)	2005 (unaudited)

Net cash provided by (used in) operating activities	$1,086,121	$(402,619)

Capital expenditures	(5,820,712)	(1,287,558)
Prepaid acquisition fees	39,273	(379,949)
Equipment acquisition fees paid to General Partner	(294,919)	(66,651)

Net cash (used in) investing activities	(6,076,358)	(1,734,158)

Contributions	5,254,658	12,766,790
Distributions	(1,818,412)	(341,296)
Offering costs	(593,264)	(1,524,839)
Debt Placement fees paid to General Partner	(15,523)	(3,787)

Net cash provided by financing activities	2,827,459	10,896,868

Net (decrease) increase in cash and cash equivalents	(2,162,778)	8,760,091
Cash and cash equivalents, beginning of period	10,722,300	1,067

Cash and cash equivalents, end of period	$8,559,522	$8,761,158

see accompanying notes to condensed financial statements

Back to Contents

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	Business

Commonwealth Income & Growth Fund V (the “Partnership”) is a limited partnership which was organized in the Commonwealth of Pennsylvania on May 19, 2003. The Partnership offered for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the “Offering”). The Partnership reached the minimum amount in escrow and commenced operations on March 14, 2005. As of February 24, 2006, the Partnership was fully subscribed.

The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer information technology equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions.

Commonwealth Capital Corp, (“CCC”), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital Corp. Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve. Unless sooner terminated, the Partnership will continue until December 31, 2015.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2005 has been prepared from the books and records without audit. Financial information as of December 31, 2005 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2005. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2006.

Back to Contents

Reclassification

Certain amounts in 2005 were reclassified to conform to the 2006 presentation.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset. The partnership determined that no impairment existed as of September 30, 2006.

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

The Partnership is the lessor of equipment under operating leases with periods ranging from 14 to 38 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through September 30, 2006, the Partnership’s leasing operations consisted of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to “stay with the lease” for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations. No remarketing fees were paid for the periods ended September 30, 2006 and 2005.

Back to Contents

The Partnership’s share of the computer equipment in which it participates with other partnerships at September 30, 2006 and December 31, 2005 was approximately $2,848,000 and $932,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet. And the total cost of the equipment shared by the Partnership with other partnerships at September 30, 2006 and December 31, 2005 was approximately $6,482,000 and $2,177,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2006 and December 31, 2005 was $416,000 and $0 respectively. The total outstanding debt at September 30, 2006 and December 31, 2005 was $942,000 and $0, respectively.

		The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2006:

			Amount

		Three months ending December 31, 2006	$964,922
		Year ended December 31, 2007	3,797,577
		Year ended December 31, 2008	3,153,974
		Year ended December 31, 2009	546,101

			$8,462,574

4.	Related Party Transactions	Receivables/Payables

		As of September 30, 2006, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

		Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the nine months ended September 30, 2006, the Partnership recorded $678,000 for reimbursement of expenses to the General Partner. For the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, the Partnership recorded $257,000 for reimbursement of expenses to the General Partner.

Back to Contents

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication. Selling commissions are 8% of the partners’ contributed capital and dealer manager fees are 2% of the partners’ contributed capital. These costs have been deducted from partnership capital in the accompanying financial statements.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the period ended September 30, 2006, equipment acquisition fees of approximately $295,000 were earned by the General Partner. For the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, equipment acquisition fees of approximately $67,000 were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates. For the period ended September 30, 2006, debt placement fees of approximately $16,000 were earned by the General Partner. For the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, debt placement fees of approximately $4,000 were earned by the General Partner

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases. For the nine months ended September 30, 2006, equipment management fees of approximately $120,000 were earned by the General Partner. For the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, equipment management fees of approximately $5,100 were earned by the General Partner.

Back to Contents

5.	Notes Payable

Notes payable are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2006 are as follows:

	September 30, 2006	December 31, 2005

Installment note payable to bank; interest at 4.61%, due in monthly installments of $160, including interest, with final payment in December 2007.	$773	—
Installment notes payable to banks; interest ranging from 4.65% to 6.3%, due in monthly installments ranging from $1,095 to $14,239, including interest, with final payments from February through October 2008.	820,816	785,157
Installment notes payable to banks; interest ranging from 6.08% to 6.2%, due in monthly installments ranging from $8,944 to $22,990, including interest, with final payment in June 2009.	1,105,409	—

	$1,926,998	785,157

Payments on the above notes are due as follows:

Amount

Three months ended December 31, 2006	$199,063
Year ended December 31, 2007	858,071
Year ended December 31, 2008	719,213
Year ended December 31, 2009	150,651

$1,926,998

Back to Contents

6.	Supplemental Cash Flow Information	Other noncash activities included in the determination of net loss are as follows:

Nine months Ended September 30,	2006	2005

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$410,423	$—

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months Ended September 30,	2006	2005

Debt assumed in connection with purchase of computer equipment	$1,552,263	$378,710
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$39,273	$(379,949)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The Partnership’s discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Partnership to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Back to Contents

The Partnership believes that its critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

FORWARD LOOKING STATEMENTS

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expects,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

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

REVENUE RECOGNITION

Through September 30, 2006, the Partnership’s leasing operations consisted of operating leases. Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

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

Back to Contents

Liquidity and Capital Resources

The Partnership’s primary source of capital for the nine months ended September 30, 2006 and the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, was contributions of approximately $5,300,000 and $12,800,000, respectively. Equipment in the amount of approximately $5,800,000 was purchased during the nine months ended September 30, 2006 and distributions in the amount of $1,800,000 were paid during that same period. Equipment in the amount of $1,288,000 was purchased and distributions were paid in the amount of $341,000 during the period of March 14, 2005 (Commencement of Operations) through September 30, 2005.

For the nine months ended September 30, 2006, cash was provided from operations in the amount of $1,100,000 that includes a net loss of $292,000 and depreciation and amortization expenses of approximately $1,872,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $410,000.

For the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, the Partnership used cash for operating activities of approximately $403,000, which includes a net loss of approximately $576,000, and depreciation and amortization expenses of approximately $81,000.

The Partnership’s investment strategy of acquiring computer equipment and generally leasing it under “triple-net” leases to operators who generally meet specified financial standards minimizes the Partnership’s operating expenses. As of September 30, 2006, the Partnership had future minimum rentals on non-cancelable operating leases of $965,000 for the balance of the year ending December 31, 2006 and $7,497,000 thereafter.

The Partnership’s cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12-month period. If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits. The Partnership may, from time to time, reduce the distributions to its Partners if it deems necessary. Since the Partnership’s leases are on a “triple-net” basis, no reserve for maintenance and repairs are deemed necessary.

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

For the three months ended September 30, 2006, the Partnership recognized income of approximately $1,128,000 and expenses of approximately $1,112,000, resulting in net income of approximately $16,000. For the three months ended September 30, 2005, the Partnership recognized income of approximately $99,000 and expenses of approximately $370,000, resulting in a net loss of approximately $271,000.

Back to Contents

Lease income increased to approximately $1,022,000 for the three months ended September 30, 2006, from $84,000 for the three months ended September 30, 2005, primarily due to lease agreements being entered into since the nine months ended September 30, 2005 as the fund commenced operations.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. The expenses decreased 2% to approximately $248,000 for the quarter ended September 30, 2006, versus $254,000 for the quarter ended September 30, 2005.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $48,000 for the quarter ended September 30, 2006, versus $4,000 for the quarter ended September 30, 2005, and is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased to approximately $787,000 for the quarter ended September 30, 2006, from $67,000 for the quarter ended September 30, 2005 due to additional equipment being purchased and associated acquisition and finance fees being recorded by the Partnership since the quarter ended September 30, 2005.

Nine months ended September 30, 2006 compared to March 14, 2005 (Commencement of Operations) through September 30, 2005

For the nine months ended September 30, 2006, the Partnership recognized income of approximately $2,663,000 and expenses of approximately $2,955,000 resulting in a net loss of approximately $292,000. For the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, the Partnership recognized income of approximately $116,000 and expenses of approximately $692,000, resulting in a net loss of approximately $576,000.

Lease income increased to $2,389,000 for the nine months ended September 30, 2006, versus $102,000 for the period of to March 14, 2005 (Commencement of Operations) through September 30, 2005, primarily due to more lease agreements being entered into since the period from September 30, 2005 as the fund commenced operations.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership. The expenses increased to approximately $861,000 for the nine months ended September 30, 2006, from $481,000 for the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, primarily due to an LP expenses of approximately $333,000, an increase in insurance costs of approximately $16,000 and an increase in accounting fees of approximately $11,000. Such expenses increased due to commencement of operations and further activity within the fund.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $120,000 for the nine months ended September 30, 2006, from $5,000 for the period of March 14, 2005 (Commencement of Operations) through September 30, 2005, and is consistent with the increase in lease income.

Back to Contents

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses increased to approximately $1,870,000 for the nine months ended September 30, 2006 from $81,000 for the period ended September 30, 2005, due to additional equipment being purchased and the associated acquisition and finance fees being recorded by the Partnership since the period ended September 30, 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt. There are no material changes to this disclosure related to these items since the filing of our Annul Report on Form 10-K for the year ended December 31, 2005.

Item 4.	Controls and Procedures

The Chief Executive Officer and Financial Officer of the General Partner has conducted a review of the General Partner’s disclosure controls and procedures as of September 30, 2006.

The Company’s disclosure controls and procedures include the General Partner’s controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “ Exchange Act”) is accumulated and communicated to the General partner’s management, including its chief executive officer and a financial officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported with the required time periods.

Based upon this review, the General Partner’s Chief Executive Officer and Financial Officer has concluded that the General Partner’s disclosure controls (as defined pursuant to Rule 13a-14 c promulgated under the Exchange Act) are sufficiently effective to ensure that the information required to be disclosed by the General Partner in the reports it files under the Exchange Act is recorded, processed, summarized and reported with adequate timeliness.

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended September 30, 2006, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

Part II: OTHER INFORMATION

Commonwealth Income & Growth Fund V

Item 1.	Legal Proceedings.

N/A

Item 1A.	Risk Factors

Back to Contents

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

The General Partner has sole discretion in deciding whether we will redeem units in the future. Consequently, you may not be able to liquidate your investment in the event of an emergency. You must be prepared to hold your units for the life of CIGF5. CIGF5’s life cycle will last approximately 10 to 12 years, and any extension of this period will require an amendment to the partnership agreement, which must be approved by a majority of the Limited Partners. You may be able to resell your units, if at all, only at a discount to the offering price, which may be significant, and the redemption or sale price may be less than the price you originally paid for your units.

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

WE PAY SIGNIFICANT FEES TO THE GENERAL PARTNER AND AFFILIATES, WHICH WILL REDUCE CASH AVAILABLE FOR DISTRIBUTIONS.

The General Partner and its affiliates, including Commonwealth Capital Securities Corp.(“CCSC”), will receive substantial fees. Some fees will be paid without regard to the amount of distributions paid or the success or profitability of CIGF5’s operations and investments. For example, an increase in portfolio turnover or the amount of leverage used to purchase equipment may increase the fees we pay to the General Partner. Such compensation and fees were established by the General Partner and are not based on arm’s-length negotiations.

Back to Contents

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

31.1 THE RULE 15d-14(a)

31.2 THE RULE 15d-14(a)

32.1 SECTION 1350 CERTIFICATION OF CEO

32.2 SECTION 1350 CERTIFICATION OF CFO

b)	N/A

Back to Contents

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner
November 14, 2006	By:	/s/ Kimberly A. Springsteen
Date
Kimberly A. Springsteen
Chief Executive Officer