Form 10-K
period 2006-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2007-04-02
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

☐   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:    333-108057

COMMONWEALTH INCOME & GROWTH FUND V
(Exact name of registrant as specified in its charter)

Pennsylvania	65-1189593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Brandywine One, Suite 200
2 Christy Drive, Chadds Ford PA 19317
(Address, including zip code, of principal executive offices)

(610) 594-9600
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class to	Name of exchange on
be so registered	which each class
is to be registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
 (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Act):  YES [   ]   NO [X]

Indicate by checkmark if the registrant is not required to file to file reports pursuant to Section-13 or Section-15(d) of the Act. YES  [ ]  NO   [ X]

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES  [X]  NO   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:  YES  [X]  NO   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES [   ]   NO [X]

Aggregate Market Value of Voting and Non-Voting Common Equity Held by non-affiliates of the Registrant:  N/A

FORM 10-K
DECEMBER 31, 2006

Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”). These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended or using other similar expressions. We do not intend to update these forward-looking statements, except as required by law.

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; and other factors that are set forth in the “Risk Factors” section, the “Legal Proceedings” section, the “Management’s Discussion and Analysis of  Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

ITEM 1:  BUSINESS

GENERAL

Commonwealth Income & Growth Fund V (the “Partnership” or “CIGF5”) was formed on May 19, 2003 under the Pennsylvania Revised Uniform Limited Partnership Act.  The Partnership is offering for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the “Offering”).  The Partnership raised the minimum capital required ($1,150,000) and commenced operations on March 14, 2005.  As of December 31, 2006, 1,249,951 Units ($24,957,862) have been admitted as Limited Partners of the Partnership.

See “The Glossary” below for the definition of capitalized terms not otherwise defined in the text of this report.

PRINCIPAL INVESTMENT OBJECTIVES

The Partnership was formed for the purpose of acquiring various types of Equipment, including computer Information Technology (I.T.) and other similar capital equipment.  The Partnership utilized the net Proceeds of the Offering to purchase IBM and IBM compatible computer I.T. and other similar capital equipment.  The Partnership has utilized Retained Proceeds and debt financing (not in excess of 30% of the aggregate cost of the Equipment owned or subject to Conditional Sales Contracts by the Partnership at the time the debt is incurred) to purchase additional Equipment.  The Partnership acquires and leases Equipment principally to U.S. corporations and other institutions pursuant to Operating Leases.  The Partnership retains the flexibility to enter into Full Payout Net Leases and Conditional Sales Contracts, but has not done so.

The Partnership’s principal investment objectives are to:

(a)	Acquire, lease and sell Equipment to generate revenues from operations sufficient to provide annual cash distributions to Limited Partners;

(b)	Preserve and protect Limited Partners’ capital;

(c)	Use a portion of Cash Flow and Net Disposition Proceeds derived from the sale, refinancing or other disposition of Equipment to purchase additional Equipment; and

(d)	Refinance, sell or otherwise dispose of Equipment in a manner that will maximize the proceeds to the Partnership.

THERE CAN BE NO ASSURANCE THAT ANY OF THESE OBJECTIVES WILL BE ATTAINED

Limited Partners do not have the right to vote on or otherwise approve or disapprove any particular investment to be made by the Partnership.

Although the Partnership generally acquires predominately new Equipment, the Partnership may purchase used Equipment.   Generally, Equipment is acquired from manufacturers, distributors, leasing companies, agents, owner-users, owner-lessors, and other suppliers upon terms that vary depending upon the Equipment and supplier involved.   Manufacturers and distributors usually furnish a limited warranty against defects in material and workmanship and some purchase agreements for Equipment provide for service and replacement of parts during a limited period.   Equipment purchases are also made through lease brokers and on an ad hoc basis to meet the needs of a particular lessee.

As of December 31, 2006, all Equipment purchased by the Partnership is subject to an Operating Lease or an Operating Lease was already entered into with a third party when the Partnership acquired an item of Equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase Equipment from companies that would then immediately lease the Equipment from the Partnership.   The Partnership may also purchase Equipment which is leased under Full Payout Net Leases or sold under Conditional Sales Contracts at the time of acquisition or the Partnership may enter into a Full Payout Net Lease or Conditional Sales Contract with a third party when the Partnership acquires an item of Equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers Equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of Equipment. Such loans would be secured by the Equipment and the receivables due to the manufacturers from users of such Equipment.  It is expected that the manufacturers of Equipment will provide maintenance, remarketing and other services for the Equipment subject to such agreements.  As of December 31, 2006, the Partnership has not entered into any such agreements.

The General Partner has the discretion, consistent with its fiduciary duty, to change the investment objectives of the Partnership if it determines that such a change is in the best interest of the Limited Partners and so long as such a change is consistent with the Partnership Agreement.   The General Partner will notify the Limited Partners if it makes such a determination to change the Partnership’s investment objectives.

TYPES OF EQUIPMENT

Computer Information Technology Equipment.  Computer Information Technology (I.T.) equipment consists of devices used to convey information into and out of a central processing unit (or “mainframe”) of a computer system, such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving, and processing information by computer.

Computer technology has developed rapidly in recent years and is expected to continue to do so.   Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago.   Much of the older IBM and IBM compatible computer I.T. equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many of the same functions as newer equipment.   The General Partner believes that historically, values of I.T. equipment have been affected less dramatically by changes in technology than have the values of central processing units.   An equipment user who upgrades to a more advanced central processor generally can continue to use his existing I.T. equipment.   Information Technology equipment nevertheless is subject to declines in value as new, improved models are developed and become available.   Technological advances and other factors, discussed below in Management’s Discussion and Analysis, have at times caused dramatic reductions in the market prices of older models of I.T. equipment from the prices at which they were originally introduced.

Other Equipment-Restrictions.  The Partnership generally acquires computer I.T equipment such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving and processing information by computer.  The General Partner is also authorized, but does not presently intend, to cause the Partnership to invest in other types of data processing, telecommunication or medical technology equipment.  The Partnership may not invest in any of such other types of Equipment (i) to the extent that the purchase price of such Equipment, together with the aggregate Purchase Price of all such other types of Equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership’s commitment to invest therein and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase and, in the case of non-IBM compatible I.T Equipment, that such Equipment is comparable in quality to similar IBM or IBM compatible Equipment.  There can be no assurance that any Equipment investments can be found which meet this standard.  Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of Equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options.  Diversification also depends on the availability of various types of Equipment.  Through December 31, 2006, the Partnership has acquired a diversified Equipment portfolio, which it has leased to 26 different companies located throughout the United States.   The allocations are as follows

Equipment Type	Approximate %
Servers	33%
Workstations	32%
Data Communications	8%
Storage	22%
Printers	1%
Asset Tracking Systems	1%
Wifi	3%
Total	100%

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a Conditional Sales Contract) more than 25% of the Equipment to a single Person or Affiliated group of Persons.

DESCRIPTION OF LEASES

The Partnership generally purchases only Equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership’s acquisition of the Equipment.  The General Partner leases most of the Equipment purchased by the Partnership to third parties pursuant to Operating Leases.  Operating Leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject Equipment.  The Equipment may also be leased pursuant to Full Payout Net Leases.  Full Payout Net Leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject Equipment.  It is anticipated that the Partnership will enter into few, if any, Full Payout net Leases.  The General Partner may also enter into Conditional Sales Contracts for Equipment.  A Conditional Sales Contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such Equipment and to provide a return on such investment.  Under a Conditional Sales Contract, the seller reserves title to and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid.   As of December 31, 2006, the Partnership has not entered into any Full Payout Net Leases or Conditional Sales Contracts for Equipment and does not presently intend to do so.

In general, the terms of the Partnership’s leases, whether the Equipment is leased pursuant to an Operating lease or a Full Payout Net Lease, depend upon a variety of factors, including:  the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for Operating or Full Payout Net Leases; the type and use of Equipment and its anticipated residual value; the business of the lessee and its credit rating; the availability and cost of financing; regulatory considerations; the accounting treatment of the lease sought by the lessee or the Partnership; and competitive factors.

An Operating Lease generally represents a greater risk to the Partnership than a Full Payout Net Lease, because in order to recover the purchase price of the subject Equipment and earn a return on such investment, it is necessary to renew or extend the Operating Lease, lease the Equipment to a third party at the end of the original lease term, or sell the Equipment.  On the other hand, the term of an Operating Lease is generally much shorter than the term of a Full Payout Net Lease, and the lessor is thus afforded an opportunity under an Operating Lease to re-lease or sell the subject Equipment at an earlier stage of the Equipment’s life cycle than under a Full Payout Net Lease.  Also, the annual rental payments received under an Operating Lease are ordinarily higher than those received under a Full Payout Net Lease.

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a Conditional Sales Contract) which typically provide that the lessee or some other party bear the risk of physical loss of the Equipment; pay taxes relating to the lease or use of the Equipment; maintain the Equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the Equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2006, all leases that have been entered into are “triple net leases”.

The General Partner has not established any standards for lessees to whom it will lease Equipment and, as a result, there is not an investment restriction prohibiting the Partnership from doing business with any lessees.  However, a credit analysis of all potential lessees is undertaken by the General Partner to determine the lessee’s ability to make payments under the proposed lease.  The General Partner may refuse to enter into an agreement with a potential lessee based on the outcome of the credit analysis.

The terms and conditions of the Partnership’s leases, or Conditional Sales Contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership.  Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services.  Such agreements generally require annual or more frequent adjustment of service fees.  As of December 31, 2006, the Partnership has not entered into any such agreements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The Partnership believes that this strategy adds value since it entices the leasing company to “stay with the lease” for potential extensions, remarketing or sale of equipment. This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the Equipment owned, or subject to Conditional Sales Contracts, by the Partnership at the time the debt is incurred, with monies received that is not considered “original proceeds”.  The Partnership incurs only non-recourse debt, which is secured by Equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels, which would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of Equipment.  Any debt incurred is fully amortized over the term of the initial lease or Conditional Sales Contract to which the Equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of Equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  The Partnership is flexible in the degree of leverage it employs, within the permissible limit.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2006, the aggregate nonrecourse debt outstanding of $2,320,496 was 15.0% of the aggregate cost of the Equipment owned.

The Partnership may purchase some items of Equipment without leverage.  If the Partnership purchases an item of Equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased Equipment to the extent practicable and invest any proceeds from such financing in additional items of Equipment, or it may distribute some or all of such proceeds to the Limited Partners.  Any such later financing will be on terms consistent with the terms applicable to borrowings generally.  As of December 31, 2006, the Partnership has not exercised this option.

The General Partner may cause the Partnership to borrow funds, to the fullest extent practicable, at interest rates fixed at the time of borrowing.  However, the Partnership may borrow funds at rates that vary with the “prime” or “base” rate.  If lease revenues were fixed, a rise in the “prime” or “base” rate would increase borrowing costs and reduce the amount of the Partnership’s income and cash available for distribution.  Therefore, the General Partner is permitted to borrow funds to purchase Equipment at fluctuating rates only if the lease for such Equipment provides for fluctuating rental payments calculated on a similar basis.

Any additional debt incurred by the Partnership must be nonrecourse.  Nonrecourse debt, means that the lender providing the funds can look for security only to the Equipment pledged as security and the proceeds derived from leasing or selling such Equipment.  Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt.

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of Equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2006, no such agreements existed.

The General Partner and any of its Affiliates may, but are not required to, make loans to the Partnership on a short-term basis.  If the General Partner or any of its Affiliates makes such a short-term loan to the Partnership, the General Partner or Affiliate may not charge interest at a rate greater than the interest rate charged by unrelated lenders on comparable loans for the same purpose in the same locality.  In no event is the Partnership required to pay interest on any such loan at an annual rate greater than three percent over the “prime rate’ from time to time announced by PNC Bank, Philadelphia, Pennsylvania (“PNC Bank”).  All payments of principal and interest on any financing provided by the General Partner or any of its affiliates are due and payable by the Partnership within 12 months after the date of the loan.

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of Equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such Equipment.  As of December 31, 2006, the Partnership has no such debt.

Refinancing, if achievable, may permit the Partnership to retain an item of Equipment and at the same time to generate additional funds for reinvestment in additional Equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The General Partner intends to cause the Partnership to begin disposing of its Equipment in approximately January 2015.  Notwithstanding the Partnership’s objective to sell all of its assets and dissolve by December 31, 2015, the General Partner may at any time cause the Partnership to dispose of all its Equipment and, dissolve the Partnership upon the approval of Limited Partners holding a Majority in Interest of Units.

Particular items of Equipment may be sold at any time if, in the judgment of the General Partner, it is in the best interest of the Partnership to do so.  The determination of whether particular items of Partnership Equipment should be sold or otherwise disposed of is made by the General Partner after consideration of all relevant factors (including prevailing general economic conditions, lessee demand, the General Partner’s views of current and future market conditions, the cash requirements of the Partnership, potential capital appreciation, cash flow and federal income tax considerations), with a view toward achieving the principal investment objectives of the Partnership.  As partial payment for Equipment sold, the Partnership may receive purchase money obligations secured by liens on such Equipment.

MANAGEMENT OF EQUIPMENT

Equipment management services for the Partnership’s Equipment are provided by the General Partner and its Affiliates and by persons employed by the General Partner.  Such services will consist of collection of income from the Equipment, negotiation and review of leases, Conditional Sales Contracts and sales agreements, releasing and leasing-related services, payment of operating expenses, periodic physical inspections and market surveys, servicing indebtedness secured by Equipment, general supervision of lessees to assure that they are properly utilizing and operating Equipment, providing related services with respect to Equipment, supervising, monitoring and reviewing services performed by others in respect to Equipment and preparing monthly Equipment operating statements and related reports.

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

The computer I.T. equipment industry is extremely competitive.   Competitive factors include pricing, technological innovation and methods of financing.   Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through a policy that combines service and hardware with payment accomplished through a single periodic charge.

The dominant firms in the computer marketplace are Dell, IBM, Hewlett Packard, Sun Systems and Cisco.  Because of the substantial resources and dominant position of these companies, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at any time.  Significant action in any of these areas by these firms might materially adversely affect the partnership’s business or that of the other manufacturers with whom the General Partner might negotiate purchase and other agreements.  Any adverse affect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers.

INVESTMENTS

Through March 23, 2007, the Partnership has purchased, or has made the commitment to purchase, the following Equipment:

LESSEE	MFG	EQUIPMENT DESCRIPTION	LIST PRICE	PURCHASE PRICE	MONTHLY RENTAL	LEASE TERM
Alcatel USA Sourcing, L.P.	NetApp	Digital Storage	270,000	165,240	4,459	36
America Online LLC.	Sun	Server	114,570	89,983	2,398	36
America Online LLC.	Sun	Server	57,285	44,992	2,398	36
America Online LLC.	Sun	Server	51,330	36,649	977	36
America Online LLC.	Sun	Server	108,563	71,977	1,898	36
Alliant Techsystems, Inc.	Konica	Multifunction Printers	26,831	21,527	585	36
Alliant Techsystems, Inc.	HP	Dell Servers	14,969	12,215	328	36
Alliant Techsystems, Inc.	Konica	Multifunction Printers	34,033	27,771	754	36

Alliant Techsystems, Inc.	Konica	Multifunction Printers	7,059	5,760	156	36
Argenbright, Inc.	EMC	Digital Storage	612,711	593,717	18,626	36
Alliant Techsystems, Inc.	Dell	Workstations	115,331	70,583	1,903	36
Alliant Techsystems, Inc.	Linux	High End Servers	810,675	496,133	13,036	35
Daimler Chrysler Corporation	HP	Small HP/Compaq Servers	558,191	558,191	14,393	36
Daimler Chrysler Corporation	Visara	Printers/Thin Clients	614,440	368,664	9,666	33
Daimler Chrysler Corporation	Visara	Thin Clients/Printers	1,753,600	894,336	22,990	36
Daimler Chrysler Corporation	Visara	Engineering Workstations	328,479	201,029	5,168	36
Daimler Chrysler Corporation	HP	Engineering Workstations	301,400	169,085	4,436	36
Daimler Chrysler Corporation	HP	Workstations	175,083	107,151	2,811	36
Daimler Chrysler Corporation	HP	Workstations	382,000	233,784	6,133	36
Daimler Chrysler Corporation	HP	Workstations	161,663	98,938	2,596	36
Daimler Chrysler Corporation	Visara	Thin Clients/Printers	768,050	470,047	12,083	36
Daimler Chrysler Corporation	HP	Workstations	557,083	340,935	8,945	36
Convergys Corporation	Dell	Workstations	17,955	12,549	356	32
Convergys Corporation	HP/IBM	Workstations	37,369	28,084	762	34
Convergys Corporation	Sun	Servers	175,999	117,242	3,017	35
Delphi Automotive	Dell	Desktops/Laptops	1,546,975	384,075	10,061	36
GE Aviation	Nokia	Firewall	254,547	194,728	5,029	36
General Atomics Aeronautical Systems, Inc.	NetApp	Digital Storage	146,582	146,582	8,680	36
General Atomics Aeronautical Systems, Inc.	NetApp	Digital Storage	297,472	294,944	15,760	36
General Atomics Aeronautical Systems, Inc.	NetApp/Sun/Qlogic/Hitachi/ Storage Tek	Storage/Server/Switch/Disk Array/Tape Library	355,675	297,472	7,880	36
General Atomics Aeronautical Systems, Inc.	Sun	Software	558,085	262,348	7,887	36
General Atomics Aeronautical Systems, Inc.	Sun	Servers	837,127	398,209	10,488	36
General Atomics Aeronautical Systems, Inc.	STK	Tape Drive	57,992	46,138	1,500	29
Government Employees Insurance Company	HP	Small HP/Compaq Servers	620,002	620,002	47,421	12
Government Employees Insurance Company	Panasonic	Workstations	30,500	14,710	1,427	27
Government Employees Insurance Company	Dell	Workstations	3,087	1,511	160	24
Government Employees Insurance Company	Sun	Servers	23,131	13,131	1,095	33
Government Employees Insurance Company	HP	Workstations	52,818	29,984	2,500	33
Government Employees Insurance Company	HP	Storage Arrays/Servers	1,000,786	529,994	51,651	27
Government Employees Insurance Company	IBM	Series Servers	342,637	179,389	15,072	33
Goodyear	HP	Workstations	49,316	26,085	814	30
Goodyear	HP	Workstations	166,470	87,942	2,769	30
Goodyear	Dell	Workstations	325,952	173,714	5,119	30
Goodyear	Dell	Workstations	81,890	43,643	1,286	30
Goodyear	Dragon	Routers	30,584	23,833	1,007	21
Goodyear	Polycom	AV Equipment	57,276	41,987	1,783	21
Goodyear	IBM	Workstations	40,333	23,596	655	34
Goodyear	Invision	Printers	53,830	37,597	1,012	35
ITT Night Vision	HP	Blade Servers	472,418	337,306	9,429	36
Kellogg Company	IBM	Desktops - Tier 1	765,490	533,739	14,239	35

Kaiser Foundation Health Plan, Inc.	IBM	Digital Storage	289,248	147,516	8,438	16
Kaiser Foundation Health Plan, Inc.	IBM	Enterprise Storage Server	1,600,600	357,532	8,968	38
Kaiser Foundation Health Plan, Inc.	IBM	Enterprise Storage Server	2,000,100	285,461	21,364	36
Mitsubishi Motors North America, Inc.	IBM	Small IBM Servers	132,409	132,409	3,633	36
Mitsubishi Motors North America, Inc.	IBM	Blade Servers	143,675	121,559	3,336	36
Mitsubishi Motors North America, Inc.	Cisco	Datacom - Cisco	292,900	179,242	5,007	36
Mitsubishi Motors North America, Inc.	Toshiba/IBM/Cisco	Workstations	175,647	132,409	3,633	36
Mitsubishi Motors North America, Inc.	IBM	Tape Library	61,462	40,749	1,233	36
MobilePro Corporation	Stirx	Wifi Access Points	588,235	510,000	15,950	36
NBC Universal, Inc.	Avid	Graphic Workstations	28,580	26,898	751	33
NBC Universal, Inc.	Avid	Graphic Workstations	327,130	246,579	18,711	36
NBC Universal, Inc.	Sonomic	Digital Audio System	28,410	18,836	1,440	36
NBC Universal, Inc.	Avid	Digital Storage	101,494	67,290	6,944	24
NBC Universal, Inc.	Avid	Digital Graphic Editing System	298,671	228,483	5,802	36
NBC Universal, Inc.	Avid	Digital Storage	515,705	341,912	26,146	36
NBC Universal, Inc.	Apple/Sony/Tektronix	Digital Graphic Editing System	105,645	70,043	5,291	36
NBC Universal, Inc.	Avid	Digital Storage	101,494	67,290	7,404	24
Northrop Grumman Corporation	HP	Proliant Server	283,797	188,157	4,997	35
Northrop Grumman Corporation	IBM	Tape Library/Tape Drives	108,430	71,889	1,917	36
Northrop Grumman Corporation	IBM	Digital Storage	161,993	57,831	1,502	36
Northrop Grumman Corporation	HP	Midrange HP Servers	64,860	44,126	1,146	36
Northrop Grumman Corporation	McData	Datacom	465,729	331,241	8,768	36
Northrop Grumman Corporation	CipherOptics	Datacom	217,587	148,574	3,904	36
Northrop Grumman Corporation	CipherOptics	Datacom	348,646	236,287	6,208	36
Northrop Grumman Corporation	SGI	Engineering Workstations	45,110	30,675	797	36
Northrup Grumman Corporation	Hewlett Packard	Engineering Workstations	419,068	256,470	6685.82	36
Quick Loan Funding, Inc.	Dell/Toshiba/Apple/Dyntek	Workstations	189,735	154,824	4448.91	34
Qwest Communications International, Inc.	Stratus	Misc High End Servers	104,128	520,641	46,517	36
Raytheon Company	HP	Desktops - Tier 1	163,391	145,974	4,697	28
Raytheon Company	Sun	Small Sun Servers	114,775	101,700	8,894	30
Raytheon Company	Sun	Small Sun Servers	82,511	78,561	6,393	33
Raytheon Company	Sun	Small Sun Servers	46,310	40,875	3,589	30
Raytheon Company	Accunet	Datacom	70,000	61,414	5,627	30
Raytheon Company	Sun	Desktops - Tier 1	30,364	28,853	2,414	33
Raytheon Company	HP	Engineering Workstations	108,706	65,609	1,724	36
Raytheon Company	HP	Engineering Workstations	144,235	87,053	2,288	36
Raytheon Company	HP	Engineering Workstations	271,806	164,049	4,312	36
Tecumseh Products Company	SunFire	Server	11,631	10,332.60	355	28
Tecumseh Products Company	Sun	Server	167,556	148,849	5,120	28
UGO Networks	Sun	Small Sun Servers	39,592	34,427	1,119	30
UGO Networks	Toshiba	Workstations	11,081	11,081	355	31
Xerox Corporation	Dell/Sun	Servers	175,545	114,459	3,277	32

RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established from the Offering Proceeds.  However, the General Partner, in its sole discretion, may retain a portion of the Cash Flow and Net Disposition Proceeds available to the Partnership for maintenance, repairs and working capital.  There are no limitations on the amount of Cash Flow and Net Disposition Proceeds that may be retained as reserves.   Since no reserve will be established, if available Cash Flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its Equipment or borrowing.

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

(d)
Issue senior securities (except that the issuance to lenders of notes or other evidences of     indebtedness in connection with the financing or refinancing of Equipment or the Partnership’s business shall not be deemed to be the issuance of senior securities);

(e)	Make loans to any Person, including the General Partner or any of its Affiliates, except to the extent a Conditional Sales Contract constitutes a loan;

(f)	Sell or lease any Equipment to, lease any Equipment from, or enter into any sale- leaseback transactions with, the General Partner or any of its Affiliates; or

(g)	Give the General Partner or any of its Affiliates an exclusive right or employment to sell the Partnership’s Equipment.

The General Partner has also agreed in the Partnership Agreement to use its best efforts to assure that the Partnership shall not be deemed an “investment company” as such term is detained in the Investment Company Act of 1940.

The General Partner and its Affiliates may engage in other activities, whether or not competitive with the Partnership.   The Partnership Agreement provides, however, that neither the General Partner nor any of its Affiliates may receive any rebate or “give up” in connection with the Partnership’s activities or participate in reciprocal business arrangements that circumvent the restrictions in the Partnership Agreement against dealings with Affiliates.

EMPLOYEES

The Partnership had no employees during 2006 and received administrative and other services from a related party, Commonwealth Capital Corp (“CCC”), which had 68 employees as of December 31, 2006.

ITEM 1A:    RISK FACTORS

THERE WILL BE NO PUBLIC MARKET FOR THE UNITS, AND YOU MAY BE UNABLE TO SELL OR TRANSFER YOUR UNITS AT A TIME AND PRICE OF YOUR CHOOSING

There exists no public market for the units, and the General Partner does not expect a public market for units to develop.  The units cannot be pledged or transferred without the consent of the General Partner. The units are suitable as a long-term investment only.  The General Partner intends to limit the number of transfers to no more than that number permitted by one of the safe harbors available under the tax laws and regulations to prevent CIGF5 from being taxed as a corporation. Generally, these safe harbors require that all nonexempt transfers and redemptions of units in any calendar year not exceed two percent of the outstanding interests in the capital or profits of CIGF5.

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

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NOT APPLICABLE

PART II

ITEM 5:     MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the Units nor is it anticipated that one will develop.  As of December 31, 2006, there were 730 holders of Units.  The Units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of Units.

GENERAL LIMITATIONS

Units cannot be transferred without the consent of the General Partner, which may be withheld in its absolute discretion.   The General Partner monitors transfers of Units in an effort to ensure that all transfers are within certain safe harbors promulgated by the IRS to furnish guidance regarding publicly traded partnerships.   These safe harbors limit the number of transfers that can occur in any one year.  The General Partner intends to cause the Partnership to comply with the safe harbor that permits nonexempt transfers and redemptions of Units of up to five percent of the total outstanding interest in the Partnership’s capital or profits in any one year.

REDEMPTION PROVISION

Upon the conclusion of the 30-month period following the termination of the Offering, the Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding Units.  After such 30 month period, on a semi-annual basis, the General Partner, at its discretion, may establish an amount for redemption, generally not to exceed two percent of the outstanding Units per year, subject to the General Partner’s good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership.  (The Partnership may redeem Units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.)  The redemption price for Units will be 105% of the selling Limited Partner’s Adjusted Capital Contributions attributable to the Units for sale.   Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the Record Date in which the redemption is to occur.   The General Partner will maintain a master list of requests for redemption with priority being given to Units owned by estates, followed by IRAs and Qualified Plans.   All other requests will be considered in the order received.  Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its Affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its Affiliates.  All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

The Partnership will accept redemption requests beginning 30 months following the termination of the Offering.  There will be no limitations on the period of time that a redemption request may be pending prior to its being granted.   Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request.

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  At December 31, 2006, the General Partner has not redeemed any Units.  Additionally, no Limited Partners have requested redemption of their Units.

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

ADDITIONAL RESTRICTIONS ON TRANSFER

Limited Partners who wish to transfer their Units to a new beneficial owner are required to pay the Partnership up to $50 for each transfer to cover the Partnership’s cost of processing the transfer application and take such other actions and execute such other documents as may be reasonably requested by the General Partner.  There is no charge for re-registration of a certificate in the event of a marriage, divorce, death, or transfer to a trust so long as the transfer is not a result of a sale of the Units.

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

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

Cash distributions, if any, are made quarterly on March 31, June 30, September 30, and December 31, of each year.  Distributions are made 99% to the Limited Partners and one percent to the General Partner until the Limited Partners have received an amount equal to their Capital Contributions plus the Priority Return; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner.  Distributions made in connection with the liquidation of the Partnership or a Partner’s Units will be made in accordance with the Partner’s positive Capital Account balance as determined under the Partnership Agreement and Treasury Regulations.

The Priority Return is calculated on the Limited Partners’ Adjusted Capital Contributions for their Units.  The Adjusted Capital Contributions will initially be equal to the amount paid by the Limited Partners for their Units.  If distributions at any time exceed the Priority Return, the excess will reduce the Adjusted Capital Contributions, decreasing the base on which the Priority Return is calculated.

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

Quarterly distributions in the following amounts were paid to the Limited Partners during the year 2006 and for the period from March 14, 2005 (Commencement of Operations) through December 31, 2005:

Quarter Ended	2006	2005
March 31	$ 518,093	$ -
June 30	601,218	100,925
September 30	680,958	235,746
December 31	555,569	357,823
Total	$ 2,355,838	$ 694,494

ALLOCATIONS AND DISTRIBUTIONS AMONG THE LIMITED PARTNERS

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

ITEM 6:      SELECTED FINANCIAL DATA

The following table sets forth, in summary form, selected financial data for the Partnership as of and for each of the two years in the period ended December 31, 2006.  This table is qualified in its entirety by the more detailed information and financial statements presented elsewhere in this report, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included herein.

YEAR ENDED DECEMBER 31,

Statements of Operations Data:	2006	2005
Lease Income	$3,554,915	$381,447
Net (Loss)	(384,088)	(899,082)
Cash Distributions to Limited Partners	2,355,838	694,494
Net (Loss) Allocated to Limited Partners	(407,832)	(907,319)
Net (Loss) Per Limited Partner Unit	(0.33)	(1.80)
Cash Distribution Per Limited Partner Unit	0.53	1.38

FOR PERIODS ENDED DECEMBER 31,

Other Data:	2006	2005
Net cash provided by (used in) operating activities	$1,991,570	$(613,947)
Net cash (used in) investing activities	(7,902,443)	(5,348,221)
Net cash provided by financing activities	2,260,364	16,638,401

AS OF DECEMBER 31,

	2006	2005
Total Assets	$20,435,961	$16,864,073
Notes Payable	2,320,496	785,157
Partners’ Capital	17,691,459	15,793,735

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

REVENUE RECOGNITION

Through December 31, 2006, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit and may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a registrant’s financial statements and the related financial statement disclosures. The SEC staff believes that both a balance sheet and an income statement approach should be employed by the registrant to quantify errors and evaluate if either approach results in quantifying a material misstatement. The effective date for SAB 108 is the first annual period ending after November 15, 2006.  This bulletin was implemented by the Partnership for the year ending December 31, 2006 and did not have an impact on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008. The Partnership is currently determining the effect, if any, that the adoption of SFAS 157 will have on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2006, the Partnership used cash from operating activities of approximately $1,992,000 which includes a net loss of $384,000 and depreciation and amortization expenses of $2,855,000.  Other non-cash activities included in the determination of the net loss include direct payments of lease income by lessees to banks of $609,000 for that same period.

The Partnership’s primary sources of capital for the years ended December 31, 2006 and 2005 were contributions of approximately $5,255,000 and $19,700,000, respectively.  Capital expenditures for the years ended December 31, 2006 and 2005 were in the amounts of $7,618,000 and $4,646,000, respectively. And acquisition fees were paid to the General Partner for the same years, respectively, in the amounts of $107,000 and $484,000.

Cash is invested in money market accounts that invest directly in treasury obligations pending the Partnership’s use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.  At December 31, 2006, the Partnership had approximately $6,573,000, invested in these money market accounts. At December 31, 2005, the Partnership had approximately $10,222,000, invested in these money market accounts.

The Partnership’s investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators, who generally meet specified financial standards, minimizes the Partnership’s operating expenses.  As of December 31, 2006, the Partnership had future minimum rentals on noncancellable operating leases of $5,000,000 for the year ended 2007 and $5,600,000 thereafter.  The Partnership incurred debt during 2006 in the amount of $2,145,000.  And the Partnership incurred debt during 2005 in the amount of $835,000.  As of December 31, 2006, the outstanding debt was $2,320,000 with interest rates ranging from 4.61% to 6.20% and will be payable through July 2009. As of December 31, 2005, the outstanding debt was $785,000, with a weighted average interest rate of 6.05% and will be payable through September 2008.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period.  If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits.  The Partnership may also reduce the distributions to its Partners if it deems necessary.  Since the Partnership’s leases are on a “triple-net” basis, no reserve for maintenance and repairs are deemed necessary.

RESULTS FROM OPERATIONS

For the years ended December 31, 2006 and 2005 the Partnership recognized revenue of $3,918,000 and $423,000 and expenses of $4,302,000 and $1,322,000 resulting in net loss of $384,000 and $899,000, respectively.

For the years ended December 31, 2006 and 2005, the Partnership recognized interest income of $363,000 and $41,000 as a result of monies being invested in money market accounts that invest directly in treasury obligations pending the Partnership’s use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

For the years ended December 31, 2006 and 2005, operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  The operating expenses totaled approximately $1,139,000 and $818,000, respectively.

For the years ended December 31, 2006 and 2005, organizational costs were approximately $37,000 and $173,000, respectively.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases.  For the years ended December 31, 2006 and 2005, the equipment management fee was approximately $178,000 and $19,000, respectively.

Depreciation and amortization expenses consist of depreciation on computer equipment, impairment charges, and amortization of equipment acquisition fees.  For the years ended December 31, 2006 and 2005, these expenses totaled approximately $2,855,000 and $306,000, respectively.

The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes.  In 2006, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets.  The Partnership recorded charges of $46,000 for the period ended December 31, 2006 to record the assets at their estimated fair value.  Such amounts have been included in depreciation expense in the accompanying financial statements.

NET LOSS

Net loss decreased to $384,000 for the year ended December 31, 2006 from $899,000 for the year ended December 31, 2005. This change in net loss was attributable to the changes in revenues and expenses as discussed above.

COMMITMENTS AND CONTINGENCIES

Contractual Cash Obligations

The following table presents our contractual cash obligations as of December 31, 2006:

Payments due by period

	Total	2007	2008	2009
Installment notes payable due Dec 2007:
Principal	$622	$622	-	-
Interest	46	46
Installment notes payable due Oct 2008:
Principal	714,889	439,746	$275,143	-
Interest	37,790	31,238	6,552
Installment notes payable due July 2009:
Principal	1,604,985	663,689	695,842	$245,454
Interest	115,947	71,871	39,717	4,359
Total	$2,474,279	$1,207,212	$1,017,254	$249,813

ITEM 7.A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

ITEM 8: FINANCIAL STATEMENTS

Our financial statements, including selected quarterly financial data for the fiscal years ended December 31, 2006 and 2005, and the reports thereon of Asher & Company, Ltd, are included in this annual report.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING      AND FINANCIAL DISCLOSURE

NOT APPLICABLE

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

NOT APPLICABLE

ITEM 10:      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

The Partnership does not have any Directors or executive officers.

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993.  The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund I, Commonwealth Income & Growth Fund II, Commonwealth Income & Growth Fund III, Commonwealth Income & Growth Fund IV, and Commonwealth Income & Growth Fund VI.  The principal business office of the General Partner is Brandywine One, Suite 200, 2 Christy Drive, Chadds Ford PA 19317 Exton, and its telephone number is 610-594-9600.  The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations.  The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner.  The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC are as follows:

NAME	TITLE
Kimberly A. Springsteen	Chairman of the Board, Chief Executive Officer, Chief Compliance Officer of CCC, CCSC, & CIGF, Inc.

Henry J. Abbott	President of CCC & CIGF, Inc. Director of CCC, CCSC & CIGF,Inc.

Katrina M. Mason	President of CCSC, Due Diligence Officer of CCC, CCSC & CIGF, Inc.

Lynn A. Franceschina	Executive Vice President and Director of CCC, CCSC & CIGF, Inc.

Jay Dugan	Executive Vice President & Chief Technology Officer of CCC, CCSC, & CIGF, Inc. and Director of CCC

Peter Daley	Independent Director of CCC

Richard G. Devlin III	Vice President and General Counsel of CCC, CCSC & CIGF Inc.

Edmond J. Enderle	Vice President and Controller of CCC, CCSC, & CIGF Inc.

James Green	Vice President & Portfolio Manager of CCC & CIGF, Inc.

James Pruett	Vice President & Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Vice President & Broker Services Manager of CCC, CCSC & CIGF, Inc.

Donna Abbott	Vice President & Investor Services Manager of CCC, CCSC & CIGF, Inc.

Kimberly A. Springsteen, age 47, joined Commonwealth in 1997, as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the general partner). Ms. Springsteen is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen oversees all CCC operations, as well as CCSC SEC/NASD compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of Alternative Investments. Ms. Springsteen is the sole shareholder of Commonwealth Capital Corp. and subsidiaries.  Since 1997, Ms. Springsteen has served as Executive Vice President, COO and was elected to the Board of Directors of the parent corporation. In 1997, Ms. Springsteen founded its broker/dealer arm (Commonwealth Capital Securities Corp.). She was appointed President, COO and Compliance Director of the broker/dealer and elected to its Board of Directors. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen holds her Series 7, 63 and 39 NASD licenses.  She is a member of the Equipment Leasing Association, the Financial Planners Association, the National Association of Equipment Leasing Brokers and serves on the Board of Trustees for the Investment Program Association.

Henry J. Abbott, age 55, joined Commonwealth in 1998, as a Portfolio Manager.  Mr. Abbott serves as President of CCC and CIGF, Inc and as a Director of CCC, CCSC, and CIGF, Inc.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off lease equipment. Mr. Abbott serves as senior member on the Portfolio Advisory Committee, the Audit Committee, the Disaster Recovery Committee and the Facilities Committee.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his NASD Series 7, 64 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing Association and the Investment Program Association.

Katrina M. Mason, age 34, joined Commonwealth in 2002 and serves as President, CCSC and Director for CCC, CCSC, and CIGF, Inc. Ms. Mason is a registered principal of the broker/dealer. Ms. Mason is responsible for managing due diligence and broker/dealer development, as well as coordination of the national sales and marketing effort, syndication and product development.  Ms. Mason serves on the Disaster Recovery Committee and the Website Committee.  Prior to Commonwealth, Ms. Mason worked at ICON Securities, an equipment leasing sponsor, from 1997 to 2002 and served as President from 2001 to 2002.  Prior to that, Ms. Mason served as a Regional Marketing Director of Textainer Capital, an equipment-leasing sponsor.  Ms. Mason attended the University of California at Santa Barbara and holds a Bachelor of Arts and also attended University of San Francisco and holds an MBA.  Ms Mason holds her NASD Series 7, 22, 63 & 24 licenses.  Ms. Mason is a member of the Equipment Leasing Association, the Financial Planners Association and the Investment Program Association.

Lynn A. Franceschina, age 35, joined Commonwealth in 2001 and serves as Executive Vice President of the parent and its affiliates and as Director for CCC, CCSC, and CIGF, Inc.   Ms. Franceschina is responsible for the oversight of all accounting, cash management, financial reporting and audit and tax preparation functions.  During the period of March 2004 to October 2004, Ms. Franceschina was employed with Wilmington Trust Corp., where she was a part in the development of policies and procedures related to Sarbanes Oxley and its documentation.  From 1994 to 1999, Ms. Franceschina served as a Senior Accountant with Duquesne University, and from 1999 to 2000 as a Senior Financial Analyst for Environ Products.  Prior to jointing Commonwealth, Ms. Franceschina served as a Business Controls Manager for Liquent, Inc., a high-tech software developer.  Ms. Franceschina attended Robert Morris University and holds a Bachelor of Science in Accounting.  Ms. Franceschina holds her NASD Series 22 license.  Ms. Franceschina serves on the Portfolio Advisory Committee and the Disaster Recovery Committee, as well as a member of the Equipment Leasing Association, the Investment Program Association and the Institute of Management Accountants.

Jay Dugan, age 58, joined Commonwealth in 2002 and serves as Executive Vice President and Chief Technology Officer of the parent and its affiliates and Director for CCC. Mr. Dugan is responsible for the information technology vision, security and operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, an NASD member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 67, joined Commonwealth in 2006 as an independent director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

Richard G. Devlin III, age 35, joined Commonwealth in October 2006 and serves as Vice President and General Counsel of the parent and its affiliates.  Mr. Devlin is responsible for all Blue Sky activities, NASD and SEC registrations, legal opinions for our funds, syndication, and general legal matters.  Mr. Devlin also assists with broker-dealer compliance functions. Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Also, as part of Reed Smith’s Securitization Practice Group, Mr. Devlin managed a team of professionals in a high volume commercial loan servicing practice.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania.  Mr. Devlin has also advised MBA students at Drexel University as a judge of the 2006 Business Plan Competition at the Baiada Center for Entrepreneurship at Drexel’s LeBow College of Business, and was a recipient of the 2006 MS Leadership Award from the National Multiple Sclerosis Society.

Edmond J. Enderle, age 58, joined Commonwealth in 2006 and serves as Vice President and Controller of the parent and its affiliates.  Mr. Enderle is responsible for Regulatory Filings, Internal Controls, Budgeting, Forecasting, Cash Flow Projections and all accounting related to Syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked most recently at Sunoco Logistics Partners LP located in Philadelphia.  This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager where he was responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics. Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting.  Mr. Enderle attended St. Josephs University in Philadelphia and holds a Bachelor of Science in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation

James Green, age 31, joined Commonwealth in 2005 and serves as Vice President and Portfolio Manager of CCC and CIGF, Inc.  Mr. Green is responsible for lease acquisitions, lease contract administration, portfolio analysis, and the sale of off-lease equipment. Previously Mr. Green was employed at GATX Technology Services from 2001-2004.  GATX was one of the largest independent IT Leasing Lessors in the country, and Mr. Green was responsible for pricing and structuring of all PC/Client Server, Datacom and Telecom leases, approximately $200 Million annually.  Mr. Green was also responsible for the management of an acquired banking machine portfolio, lease workouts, and contributing to GATX’s initial Sarbanes Oxley compliance testing. Mr. Green attended the University of Michigan and Northeastern University.  Mr. Green holds his NASD Series 22, 63, and 39 licenses, is a member of the Equipment Leasing Association, and has completed their Advanced Principals of Leasing training.

James Pruett, age 40, joined Commonwealth in 2002 and serves as Assistant Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee.  Mr. Pruett holds his NASD Series 22, 63, and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing Association and the Investment Program Association.

Mark Hershenson, age 40, joined Commonwealth in 2002 and serves as Vice President and Broker Services Manager of the parent and its affiliates.  Mr. Hershenson is responsible for management of all custodial relationships, broker services in the areas of product education and production goals, wholesaler scheduling/support and internal sales staff.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer for MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s in Psychology, with a concentration in Marketing/Organizational Behaviorism and Master’s level coursework in Financial Planning though American College.  Mr. Hershenson holds his NASD Series 6, 7 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing Association and the Investment Program Association.

Donnamarie D. Abbott, age 47, joined Commonwealth in 2001 and serves as Vice President and Investor Services Manager of the parent and its affiliates.  Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors’ final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting.  Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee.  Ms. Abbott holds her NASD Series 22 and 63 licenses.  Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor.  Ms. Abbott is a member of the Equipment Leasing Association and a member of the Investment Program Association.

The directors and officers of the General Partner are required to spend only such time on the Partnership’s affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership’s business.  A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership’s investments have been selected.  Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

The Partnership has no audit committee financial expert, as defined  in item 401 of Regulation S-K (17CFR § 229.401) under the Exchange Act, serving on its audit committee.  An audit committee is not required because the Partnership is not a listed security (as defined by 17CFR§ 240.10A-3); therefore, no audit committee financial expert is required.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

NONE

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following table summarizes the types, amounts and recipients of compensation to be paid by the Partnership directly or indirectly to the General Partner and its Affiliates.  Some of these fees are paid regardless of the success or profitability of the Partnership’s operations and investments.  While such compensation and fees were established by the General Partner and are not based on arm’s-length negotiations, the General Partner believes that such compensation and fees are comparable to those that would be charged by an unaffiliated entity or entities for similar services.  The Partnership Agreement limits the liability of the General Partner and its Affiliates to the Partnership and the Limited Partners and provides indemnification to the General Partner and its Affiliates under certain circumstances.

		AMOUNT	AMOUNT
ENTITY RECEIVING		INCURRED	INCURRED
COMPENSATION	TYPE OF COMPENSATION	DURING 2006	DURING 2005

OFFERING AND ORGANIZATION STAGE

The General Partner	Organizational Fee. An Organization Fee equal to three percent of the first $10,000,000 of Limited Partners’ Capital Contributions and two percent of the Limited Partners’ Capital Contribution in excess of $10,000,000, as compensation for the organization of the Partnership.. The General Partner pays all Organizational and Offering Expenses, other than Underwriter’s Commissions and a non-accountable expense allowance payable to the Dealer Manager that is equal to the lesser of (i) one percent of the Offering proceeds or (ii) $50,000.	$105,000	$494,000

The General Partner’s Affiliates	Selling Commissions and Dealer Manager Fees. The amount of underwriting commissions (which include selling commissions and dealer manager fees) ranged between four and nine percent of capital contributions based upon the quantity of units sold to a single investor. The units were offered to the public through Commonwealth Capital Securities Corp., which received selling commissions of up to eight percent on all sales of units and acted as the dealer manager for which it received a dealer manager fee of two percent on all sales of units.	$525,000	$1,969,000

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner
Equipment Acquisition Fee. An Equipment Acquisition Fee of four percent of the Purchase Price of each item of Equipment purchased as compensation for the negotiation of the acquisition of the Equipment and the lease thereof or sale under a Conditional Sales Contract. The fee was paid upon each closing of the Offering with respect to the Equipment purchased by the Partnership with the net proceeds of the Offering available for investment in Equipment. If the Partnership acquires Equipment in an amount exceeding the net proceeds of the Offering available for investment in Equipment, the fee will be paid when such Equipment is acquired.  Of this amount, approximately $284,000 and $180,000, respectively has been earned by the General Partner relating to equipment acquired in 2006 and 2005.  The remaining balance of approximately $377,000 from 2006 and $484,000 from 2005 will be earned with acquisitions in future periods.

		$391,000	$663,000
The General Partner and its Affiliates
Reimbursable Expenses. The General and its Affiliates Partner are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. The amounts set forth on this table do not include expenses incurred in the offering of Units.

		$1,030,000	$492,000
The General Partner	Debt Placement Fee. As compensation for arranging Term Debt to finance the acquisition of Equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third Parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its Affiliates.	$21,000	$8,000
The General Partner	Equipment Management Fee. A monthly fee equal to the lesser of (I) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the Gross Lease Revenues attributable to Equipment which is subject to Full Payout Net Leases which contain net lease provisions plus (2) the purchase price paid on Conditional Sales Contracts as received by the Partnership and (b) five percent of the Gross Lease Revenues attributable to Equipment which is subject to Operating Leases.	$178,000	$19,000

The General Partner
Re-Lease Fee. As Compensation for providing re-leasing services for any Equipment for which the General Partner has, following the expiration of, or default under, the most recent lease of Conditional Sales Contract, arranged a subsequent lease of Conditional Sales Contract for the use of such Equipment to a lessee or other party, other than the current or most recent lessee of other operator of such equipment or its Affiliates (“Re-lease”), the General Partner will receive, on a monthly basis, a Re3-lease Fee equal to the lesser of (a) the  fees which would be charged by an independent third party of comparable services for comparable equipment or (b) two percent of Gross Lease Revenues  derived from such Re-lease.

		$0	$0
The General Partner
Equipment Liquidation Fee. With respect to each item of Equipment sold by the General Partner (other than in connection with a Conditional Sales Contract), a fee equal to the lesser of (i) 50% of the Competitive Equipment Sale Commission or (ii) three percent of the sales price for such Equipment. The payment of such fee is subordinated to the receipt by the Limited Partners of (i) a return of their Capital Contributions and 10% annum cumulative return, compounded daily, on Adjusted Capital Contributions and (ii) the Net Disposition Proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.

		$0	$0
The General Partner	Partnership Interest. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$24,000	$8,000

The Partnership is subject to various conflicts of interest arising out of its relationships with the General Partner and its Affiliates.  These conflicts include the following:

COMPETITION WITH GENERAL PARTNER AND AFFILIATES:  COMPETITION FOR MANAGEMENT’S TIME

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

In certain instances, the Partnership may find it necessary, in connection with the ordering and acquisition of Equipment, to make advances to manufacturers or vendors with funds borrowed from the General Partner for such purpose.  The Partnership does not borrow money from the General Partner or any of its Affiliates with a term in excess of twelve months.  Interest is paid on loans or advances (in the form of deposits with manufacturers or vendors of Equipment or otherwise) from the General Partner of its Affiliates from their own funds at a rate equal to that which would be charged by third party financing institutions on comparable loans from the same purpose in the same geographic area, but in no event in excess of the General Partner’s or Affiliate’s own cost of funds.  In addition, if the General Partner or its Affiliates borrow money and loan or advance it on a short-term basis to or on behalf of the Partnership, the General Partner or such affiliates shall receive no greater interest rate and financing charges from the Partnership than that which unrelated lenders charge on comparable loans.  The Partnership will not borrow money from the General Partner or any of its affiliates for a term in excess of twelve months.

If the General Partner or any of its Affiliates purchases Equipment in its own name and with its own funds in order to facilitate ultimate purchase by the Partnership, the purchaser is entitled to receive interest on the funds expended for such purchase on behalf of the Partnership.  Simple interest on any such temporary purchases is charged on a floating rate basis not in excess of three percent over the “prime rate” from time to time announced by PNC Bank, from the date of initial acquisition to the date of repayment by the Partnership/ownership transfer.

The Partnership does not invest in equipment limited partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other that equipment Programs formed by the General Partner or its Affiliates, which partnerships or joint ventures own specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-Affiliated, and (iii) the are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment Programs formed by the General Partner or its Affiliates if such action is in the best interest of all Programs and if all the following conditions are met: (i) all the Programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each Program; (iv) the Partnership has a right of first refusal to buy another Program’s interest in a joint venture if the other Program wishes to sell equipment held in the joint venture; (v) the investment of each Program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriated diversification for the Programs or for the purpose of relieving the General Partner or its Affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

GLOSSARY

The following terms used in this Report shall (unless otherwise expressly provided herein or unless the context otherwise requires) have the meanings set forth below.

“Acquisition Expenses” means expenses relating to the prospective selection and acquisition of or investment in Equipment by the Partnership, whether or not actually acquired, including, but not limited to, legal fees and expenses, travel and communication expenses, costs of appraisal, accounting fees and expenses and other related expenses.

“Acquisition Fees” means the total of all fees and commissions paid by any party in connection with the initial purchase of Equipment acquired by the Partnership. Included in the computation of such fees or commissions shall be the Equipment Acquisition Fee and any commission, selection fee, construction supervision fee, financing fee, non-recurring management fee or any fee of a similar nature, however designated.

“Adjusted Capital Contributions” means Capital Contributions of the Limited Partners reduced by any cash distribution received by the Limited Partners pursuant to Sections 4.1 or 8.1 of the Partnership Agreement, to the extent such distributions exceed any unpaid Priority Return as of the date such distributions were made.

“Affiliate” means, when used with reference to a specified Person, (i) any person, that directly or indirectly through one or more intermediaries controls or is controlled by or is under common control with the specified Person, (ii) any Person that is a director or an executive officer of, partner in, or serves in a similar capacity to, the specified Person, or any Person of which the specified Person is an executive officer or partner or with respect to which the specified Person serves in a similar capacity, (iii) any Person owning or controlling 10% or more of the outstanding voting securities of such specified Person, or (iv) if such Person is an officer, director or partner, any entity for which such Person acts in such capacity.

“Capital Account” means the separate account established for each Partner pursuant to Section 4.1.

“Capital Contributions” means in the case of the General Partner, the total amount of money contributed to the Partnership by the General Partner, and in the case of Limited Partners, $20 for each Unit, or where the context requires, the total Capital Contributions of all the Partners.

“Cash Available for Distribution” means Cash Flow plus Net Disposition Proceeds plus cash funds available for distribution from Partnership reserves, less such amounts as the General Partner, in accordance with the Partnership Agreement, causes the Partnership to reinvest in Equipment or interests therein, and less such amounts as the General Partner, in its sole discretion, determines should be set aside for the restoration or enhancement of Partnership reserves.

“Cash Flow” for any fiscal period means the sum of (i) cash receipts from operations, including, but not limited to, rents or revenues arising from the leasing or operation of the Equipment and interest, if any, earned on funds on deposit for the Partnership, but not including Net Disposition Proceeds, minus (ii) all cash expenses and costs incurred and paid in connection with the ownership, lease, management, use and/or operation of the Equipment, including, but not limited to, fees for handling and storage; all interest expenses paid and all repayments of principal regarding borrowed funds; maintenance; repair costs; insurance premiums; accounting and legal fees and expenses; debt collection expenses; charges, assessments or levies imposed upon or against the Equipment; ad valorem, gross receipts and other property taxes levied against the Equipment; and all costs of repurchasing Units in accordance with the Partnership Agreement; but not including depreciation or amortization of fees or capital expenditures, or provisions for future expenditures, including, without limitation, Organizational and Offering Expenses.

 “Code” means the Internal Revenue Code of 1986, as amended, and as may be amended from tine to time by future federal tax statutes.

“Competitive Equipment Sale Commission” means that brokerage fee paid for services rendered in connection with the purchase or sale of Equipment, which is reasonable, customary, and competitive in light of the size, type, and location of the Equipment.

“Conditional Sales Contract” means an agreement to sell Equipment to a buyer in which the seller reserves title to, and retains a security interest in, the Equipment until the Purchase Price of the Equipment is paid.

“Equipment” means each item of and all of the computer I.T. and other similar capital equipment purchased, owned, operated, and/or leased by the Partnership or in which the Partnership has acquired a direct or indirect interest, as more fully described in the Partnership Agreement, together with all appliances, parts, instruments, accessories, furnishings, or other equipment included therein and all substitutions, renewals, or replacements of, and all additions, improvements, and accessions to, any and all thereof.

“Full Payout Net Lease” means an initial Net Lease of the Equipment under which the non-cancelable rental payments due (and which can be calculated at the commencement of the Net Lease) during the initial noncancelable fixed term (not including any renewal or extension period of the lease or other contract for the use of the Equipment are at least sufficient to recover the Purchase Price of the Equipment.

“General Partner” means Commonwealth Income & Growth Fund, Inc. and any additional, substitute or successor general partner of the Partnership.

“Gross Lease Revenues” means Partnership gross receipts from leasing or other operation of the Equipment, except that, to the extent the Partnership has leased the Equipment from an unaffiliated party, it shall mean such receipts less any lease expense.

 “IRS” means the Internal Revenue Service.

“Limited Partner” means a person who acquires Units and who is admitted to the Partnership as a limited partner in accordance with the terms of the Partnership Agreement.

“Net Dispositions Proceeds” means the net proceeds realized by the Partnership from the refinancing, sale or other disposition of Equipment, including insurance proceeds or lessee indemnity payments arising from the loss or destruction of Equipment, less such amounts as are used to satisfy Partnership liabilities.

“Net Lease” means a lease or other contract under which the owner provides equipment to a lessee or other operator in return for a payment, and the lessee assumes all obligations and pays for the operation, repair, maintenance and insuring of the equipment.

“Net Profits” or “Net Losses” shall be computed in accordance with Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) (1) of the Code) for each taxable year of the Partnership or shorter period prior to an interim closing of the Partnership’s books with the following adjustments: (I) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing Net Profits and Net Loss pursuant to this definition shall be added to such taxable income or shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a) (2) (B) or treated as Code Section 705(a) (2) (B) expenditures pursuant to Treasury Regulations section 1.704-1(b) (2) (iv) (i) and not otherwise taken into account in computing Net Profits and Net Losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of the Partnership Agreement shall not be included in the computation of Net Profits or Net Loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1(b) (2) (iv) (d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation Section 1.704-1(b) (2) (iv) (g). The terms “Net Profit” or “Net Losses” shall include the Partnership’s distributive share of the profit or loss of any partnership or joint venture in which it is a partner or joint venturer.

“Offering” means the initial public offering of Units in the Partnership.

“Operating Distributions” means the quarterly distributions made to the Partners pursuant to Article 8 of the Partnership Agreement.

“Operating Lease” means a lease or other contractual arrangement under which an unaffiliated party agrees to pay the Partnership, directly or indirectly, for the use of the Equipment, and which is not a Full Payout Net Lease.

“Organizational and Offering Expenses” means the expenses incurred in connection with the organization of the Partnership and in preparation of the Offering, including Underwriting Commissions, listing fees and advertising expenses specifically incurred in connection with the distribution of the Units.

“Partner (s)” means any one or more of the General Partner and the Limited Partners.

“Partnership” means Commonwealth Income & Growth Fund IV, a Pennsylvania limited partnership.

“Partnership Agreement” means that Limited Partnership Agreement of Commonwealth Income & Growth Fund IV by and among the General Partner and the Limited Partners, pursuant to which the Partnership is governed.

“Person” means an individual, partnership, limited liability company, joint venture, corporation, trust, estate or other entity.

“Proceeds” means proceeds from the sale of the Units.

“Program” means a limited or general partnership, joint venture, unincorporated association or similar organization, other than a corporation formed and operated for the primary purpose of investment in and the operation of or gain from an interest in Equipment.

“Purchase Price” means, with respect to any Equipment, an amount equal to the sum of (i) the invoice cost of such Equipment or any other such amount paid to the seller, (ii)  any closing, delivery and installation charges associated therewith not included in such invoice cost and paid by or on behalf of the Partnership, (iii) the cost of any capitalized modifications or upgrades paid by on or behalf of the Partnership in connection with its purchase of the Equipment, and (iv) solely for purposes of the definition of Full Payout Net Lease, the amount of the Equipment Acquisition Fee and any other Acquisition Fees.

“Retained Proceeds” means Cash Available for Distribution, which instead of being distributed to the Partners is retained by the Partnership for the purpose of acquiring or investing in Equipment.

“Term Debt” means debt of the Partnership with a term in excess of twelve months, incurred with respect to acquiring or investing in Equipment, or refinancing non-Term Debt, but not debt incurred with respect to refinancing existing Partnership Term Debt.

“Unit” means a Limited Partnership interest in the Partnership.

ITEM 14:      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, were approximately $68,600 and $14,800.

AUDIT-RELATED FEES

The aggregate fees billed in the fiscal year ended December 31, 2006 and 2005 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees" above were $0 and $4,500.

TAX FEES

The aggregate fees billed in the fiscal year ended December 31, 2006 and 2005 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance; tax advice and tax planning were $0 and $0.

ALL OTHER FEES

The aggregate fees billed in the fiscal year ended December 31, 2006 and 2005 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14 were $0 and $0.

PRE-APPROVAL POLICIES AND PROCEDURES

All audit related services, tax planning and other services were pre-approved by the Board of Directors of the General Partner, which concluded that the provision of such services by the Partnership’s independent registered public accounting firm was compatible with the maintenance of that firm's independence in the conduct of its auditing functions. The policy of the General Partner provides for pre-approval of these services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended to be performed for us by our independent auditors, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act on an annual basis and on individual engagements if minimum thresholds are exceeded.

The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

(a) (1)      Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets as of December 31, 2006 and 2005	F-2

Statements of Operations for the year ended December 31, 2006 and the period from March 14, 2005 (Commencement of Operations) through December 31, 2005	F-4

Statements of Partners’ Capital for the year ended December 31, 2006 and the period from March 14, 2005 (Commencement of Operations) through December 31, 2005	F-5

Statements of Cash Flows or the year ended December 31, 2006 and the period from March 14, 2005 (Commencement of Operations) through December 31, 2005	F-6

Notes to Financial Statements	F-8

(a) (2)      Schedules.

Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3)      Exhibits.

                * 3.1           Certificate of Limited Partnership

                * 3.2           Agreement of Limited Partnership

                *                 Incorporated by reference from the Partnership’s Registration Statement on Form S-1(Registration No. 333-62526)

(b)           Reports on Form 8-K

On April 24, 2006 COMMONWEALTH INCOME & GROWTH FUND V filed a form 8-K statement with the SEC. Items reported in this statement consisted of the following: George S. Springsteen, Founder and former Chairman of the Board, CEO and Treasurer of the general partner's parent company, Commonwealth Capital Corp. ("CCC"), passed away unexpectedly on April 18, 2006. The Board of Directors immediately took action and adopted the following changes in management effective April 24, 2006: Mr. Springsteen's spouse, Kimberly A. Springsteen, 46, has been appointed as Chairman of the Board, Chief Executive Officer and Treasurer of CCC, CIGF, Inc. and CCSC, and remains a Director and Chief Operating Officer of each. Henry J. Abbott, 55, has been appointed as President of CCC, CIGF, Inc. and CCSC. Jay M. Dugan, 58, has been appointed as Executive Vice President of CCC, CIGF, Inc. and CCSC. Lynn A. Franceschina, 34, has been appointed as Executive Vice President of CCC, CIGF, Inc. and CCSC. James Pruett, 40, has been appointed as a Vice President of CCC, CIGF, Inc. and CCSC. Donnamarie D. Abbott, 46, has been appointed as a Vice President of CCC, CIGF, Inc. and CCSC.

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

(c)           Exhibits.

31.1      Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

31.2      Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

32        Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf April 2, 2007 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V
By:	COMMONWEALTH INCOME &
GROWTH FUND, INC., General Partner

By:	/s/ Kimberly A. Springsteen
Kimberly A. Springsteen, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2007:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen	Chairman and Chief Executive Officer of
Kimberly A. Springsteen	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbot	Director, President,
Henry J. Abbot	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income
& Growth Fund V

           For the Years Ended December 31, 2006 and 2005

Commonwealth Income
& Growth Fund V

Financial Statements
For the Years Ended December 31, 2006 and 2005

Commonwealth Income & Growth Fund V

Contents

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund V
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund V (“Partnership”) as of December 31, 2006 and 2005, and the related statements of operations and Partners’ capital and cash flows for the year ended December, 31, 2006 and for the period from March 14, 2005 (commencement of operations) through December 31, 2005.  These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund V as of December 31, 2006 and 2005, and the results of its operations and cash flows for the year ended December 31, 2006 and for the period from March 14, 2005 (commencement of operations) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
April 2, 2007

Commonwealth Income & Growth Fund V

Balance Sheets

	2006	2005

Assets

Cash and cash equivalents	$7,071,792	$10,722,300
Lease income receivable, net of reserve of $0 at
December 31, 2006 and 2005	202,493	91,047
Accounts receivable, affiliated limited partnerships	58,578	71,259
Other receivables	-	94,293
Prepaid Fees	4,670	-

	7,337,533	10,978,899

Computer equipment, at cost	15,195,877	5,480,291
Accumulated depreciation	(2,949,031)	(289,811)

	12,246,846	5,190,480

Equipment acquisition costs and deferred expenses, net
of accumulated amortization of $148,582 and $16,370 at December 31, 2006 and 2006	474,586	211,190
Prepaid acquisition fees, General Partner	376,996	483,504

	851,582	694,694

Total assets	$20,435,961	$16,864,073

Commonwealth Income & Growth Fund V

Balance Sheets

	2006	2005

Liabilities and Partners’ Capital

Liabilities
Accounts payable, primarily for equipment purchases	$177,550	$129,771
Accounts payable, General Partner	56,762	61,224
Accounts payable, Commonwealth Capital Corp.	-	39,258
Other accrued expenses	38,446	9,061
Unearned lease income	151,248	45,867
Notes payable	2,320,496	785,157

Total liabilities	2,744,502	1,070,338

Partners’ capital
General Partner	1,000	1,000
Limited Partners	17,690,459	15,792,735

Total partners’ capital	17,691,459	15,793,735

Total liabilities and partners’ capital	$20,435,961	$16,864,073

See accompanying notes to financial statements.

Commonwealth Income & Growth Fund V

Statement of Operations

		Period of March 14, 2005 (commencement of operations) through December 31,
	2006	2005

Income
Lease	$3,554,915	$381,447
Interest and other	363,160	41,320

Total revenue	3,918,075	422,767

Expenses
Operating, excluding depreciation	1,139,129	817,691
Organizational costs	36,750	172,960
Equipment management fee, General Partner	178,193	19,072
Interest	92,630	5,944
Depreciation	2,706,879	289,812
Amortization of equipment acquisition costs and
deferred expenses	148,582	16,370

Total expenses	4,302,163	1,321,849

Net (loss)	$(384,088)	$(899,082)

Net (loss) allocated to Limited Partners	$(407,832)	$(907,319)

Net (loss) per equivalent limited partnership unit	$(0.33)	$(1.80)
Weighted average number of equivalent limited partnership units outstanding during the year	1,223,627	503,047

Commonwealth Income & Growth Fund V

Statement of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, March 14, 2005 (1)	50	—	$1,000	$67	$1,067

Contributions	—	985,494	—	19,703,204	19,703,204
Offering costs	—	—	—	(2,308,723)	(2,308,723)
Net income (loss) (2)	—	—	8,237	(907,319)	(899,082)
Distributions	—	—	(8,237)	(694,494)	(702,731)

Balance, December 31, 2005	50	985,494	$1,000	$15,792,735	$15,793,735

Contributions	—	264,457	—	5,254,658	5,254,658
Offering costs	—	—	—	(593,265)	(593,265)
Net income (loss)	—	—	23,743	(407,832)	(384,088)
Distributions	—	—	(23,743)	(2,355,838)	(2,379,581)

Balance, December 31, 2006	50	1,249,951	$1,000	$17,690,459	$17,691,459
See accompanying notes to financial statements.

(1)	The General Partner contributed $1,000 in exchange for 50 units of the Partnership when the Partnership was organized in May 2003.
(2)	Net income (loss) is for the period March 14, 2005 (Commencement of Operations) through December 31, 2005.

Commonwealth Income & Growth Fund V

Statement of Cash Flows

		Period of March 14, 2005 (commencement of operations) through December 31,
	2006	2005

Cash flows from operating activities
Net (loss)	$(384,088)	$(899,082)
Adjustments to reconcile net (loss) to net cash (used in) operating activities
Depreciation and amortization	2,855,460	306,182
Other noncash activities included in determination of net (loss)	(609,485)	(49,630)
Changes in assets and liabilities
Lease income receivable	(111,446)	(91,047)
Accounts receivable, General Partner	(4,463)	61,224
Accounts receivable, affiliated limited partnerships	51,510	(71,259)
Other receivables	94,293	(94,293)
Prepaid Items	(4,670)	—
Accounts payable	47,779	129,772
Accounts payable, Commonwealth Capital Corp.	(78,087)	39,258
Other accrued expenses	29,386	9,061
Unearned lease income	105,381	45,867

Net cash provided by (used in) operating activities	1,991,570	(613,947)

Cash flows from investing activities
Capital expenditures	(7,618,422)	(4,645,505)
Prepaid acquisition fees to the General Partner	106,509	(483,504)
Equipment acquisition fees to the General Partner	(390,530)	(219,212)

Net cash (used in) investing activities	(7,902,443)	(5,348,221)

Commonwealth Income & Growth Fund V

Statement of Cash Flows

		Period of March 14, 2005 (commencement of operations) through December 31,
	2006	2005

Cash flows from financing activities
Contributions	5,254,658	19,703,204
Offering costs	(593,265)	(2,308,723)
Distributions to Partners	(2,379,581)	(702,732)
Debt placement fee to the General Partner	(21,448)	(8,348)

Net cash provided by financing activities	2,260,364	16,683,401

Net (decrease) increase in cash and cash equivalents	(3,650,508)	10,721,233
Cash and cash equivalents at beginning of period	10,722,300	1,067

Cash and cash equivalents at end of period	$7,071,792	$10,722,300

See accompanying notes to financial statements

Commonwealth Income & Growth Fund V

Notes to Financial Statements

1.	Business
Commonwealth Income & Growth Fund V (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania on May 19, 2003.  The Partnership offered for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the “Offering”).  The Partnership reached the minimum amount in escrow and commenced operations on March 14, 2005.  As of December 31, 2006, the Partnership has received $24,957,862 in contributions from limited partners, amounting to 1,249,951 units.

The Partnership uses the proceeds of the Offering to acquire, own and lease various types of computer peripheral equipment and other similar capital equipment, which will be leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC.  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2015.

Allocations of income and distributions of cash are based on the Partnership’s Limited Partnership Agreement (the “Agreement”).  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  During 2006 and 2005, annual cash distributions to limited partners were made at a rate of approximately 10% of their original contributed capital.  Distributions during 2006 and 2005 reflect an annual return of capital in the amount of approximately $1.38 per weighted average number of limited partnership units outstanding during the year.

Commonwealth Income & Growth Fund V

Notes to Financial Statements

2.	Summary of Significant Accounting Policies
Revenue Recognition

Through December 31, 2006, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit and may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the fair value of certain instruments.  The carrying values of cash, receivables and payables approximate fair value due to the short term maturity of these instruments.  For debt, the carrying amounts approximate fair value because the interest rates approximate current market rates.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  In 2006, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets.  The Partnership recorded charges of $46,460 for the period ended December 31, 2006.  Such amounts have been included in depreciation expense in the accompanying financial statements.  The partnership determined that no impairment had occurred during the period of March 14, 2005 (Commencement of Operations) through December 31, 2005.

Commonwealth Income & Growth Fund V

Notes to Financial Statements

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  Cash equivalents have been invested in a money market fund investing directly in Treasury obligations.  Cash at December 31, 2006 was held in the custody of one financial institution.  At times, the balances may exceed federally insured limits.  The Partnership mitigates this risk by depositing funds with a major financial institution. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

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

Commonwealth Income & Growth Fund V

Notes to Financial Statements

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of a registrant’s financial statements and the related financial statement disclosures. The SEC staff believes that both a balance sheet and an income statement approach should be employed by the registrant to quantify errors and evaluate if either approach results in quantifying a material misstatement. The effective date for SAB 108 is the first annual period ending after November 15, 2006.  This bulletin was implemented by the Partnership for the year ending December 31, 2006 and did not have an impact on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 will apply to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard will also require additional disclosures in both annual and quarterly reports. SFAS 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008. The Partnership is currently determining the effect, if any, that the adoption of SFAS 157 will have on its financial statements.

3.	Computer Equipment	The Partnership is the lessor of equipment under operating leases with periods ranging from 16 to 36 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Commonwealth Income & Growth Fund V

Notes to Financial Statements

Through December 31, 2006, the Partnership’s leasing operations consisted entirely of operating leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  Remarketing fees are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  No remarketing fees were paid for the year ended December 31, 2006 or during the period of March 14, 2005 (Commencement of Operations) through December 31, 2005.

The Partnership’s share of the computer equipment in which they participate at December 31, 2006 and 2005 was approximately $3,923,000 and $932,000, respectively and is included in the Partnership’s fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2006 and 2005 was approximately $8,188,000 and $2,177,000 respectively.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2006:

Commonwealth Income & Growth Fund V

Notes to Financial Statements

Years ending December 31,	Amount

2007	$5,002,857
2008	4,349,902
2009	1,291,789

$10,644,548

Significant Customers	Lessees exceeding 10% of lease income for the period ended December 31:

Lessee	2006	2005

Lessee A	—	18%
Lessee B	—	25%
Lessee C	—	10%
Lessee D	21%	—

Total % of Lease Income	21%	53%

Lessees exceeding 10% of accounts receivable at December 31:

Lessee	2006	2005

Lessee A	—	27%
Lessee C	—	12%
Lessee D	—	20%
Lessee E	—	12%
Lessee F	29%	22%
Lessee G	17%	—
Lessee H	21%	—

Total % of Accounts Receivable	67%	93%

Commonwealth Income & Growth Fund V

Notes to Financial Statements

4.	Related Party Transactions
Organizational Fee

The General Partner is entitled to be paid an Organizational Fee equal to three percent of the first $10,000,000 of Limited Partners’ Capital Contributions and two percent of the Limited Partners’ Capital Contributions in excess of $10,000,000, as compensation for the organization of the Partnership.  During 2006 and during the period of March 14, 2005 (Commencement of Operations) through December 31, 2005, the Partnership paid approximately $105,000 and $494,000, respectively, in organizational fees. There were no amounts due to the General Partner in connection with organizational fees as of December 31, 2006 and 2005.

Selling Commission and Dealer Manager Fees

The Partnership will pay to Commonwealth Capital Securities Corp. (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 10% of the partners’ contributed capital as selling commissions and dealer manager reallowance fees, after the required $1,150,000 minimum subscription amount has been sold.  During 2006 and for the period of March 14, 2005 (Commencement of Operations) through December 31, 2005, selling commissions and dealer manager fees of approximately $525,000 and $1,969,000, respectively, were paid to CCSC.  There was $0 and $9,400 due to CCSC as of December 31, 2006 and 2005, respectively.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.   For the year ending December 31, 2006, the Partnership recorded $1,030,000 for reimbursement of expenses to the General Partner.   For the period of March 14, 2005 (Commencement of Operations) through December 31, 2005, the Partnership recorded $492,000, for reimbursement of expenses to the General Partner.  At December 31, 2006 and 2005, the amount due to CCC was approximately $0 and $39,000, respectively.

Commonwealth Income & Growth Fund V

Notes to Financial Statements

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  The fee was paid upon each closing of the Offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the Offering available for investment in equipment.  If the Partnership acquires equipment in an amount exceeding the net proceeds of the Offering available for investment in equipment, the fee will be paid when such equipment is acquired. For the year ended 2005, equipment acquisition fees of approximately $180,000 were earned by the General Partner.  The balance of approximately $484,000 will be earned in future periods. And for the year ended 2006, equipment acquisition fees of approximately $391,000 were earned by the General Partner. The balance of approximately $377,000 will be earned in future periods.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  During 2006 and 2005, the Partnership paid approximately $21,000 and $8,000, respectively, in debt placement fees to the General Partner.  There were no amounts due to the General Partner in connection with debt placement fees as of December 31, 2006 and 2005.

Commonwealth Income & Growth Fund V

Notes to Financial Statements

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases.  During 2006 and 2005, equipment management fees of approximately $178,000 and $19,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

Release Fee

As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates (“Release”), the General Partner shall receive, on a monthly basis, a Release Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Release.  There were no such fees paid to the General Partner in 2006 and 2005.

Commonwealth Income & Growth Fund V

Notes to Financial Statements

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sales commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  There were no such fees earned by the General Partner in 2006 and 2005.

5.	Notes Payable	Notes Payable are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.

December 31,	2006	2005

Installment notes payable to banks; interest rate of 4.61% due in monthly installments of $160, with final payment in December 2007	$622	$-

Installment notes payable to banks; interest ranging from 4.65% to 6.30%, due in monthly installments ranging from $1,095 to $14,239, including interest, with final payments from February through September 2008.	714,889	785,157

Installment notes payable to banks; interest ranging from 5.90% to 6.20%, due in monthly installments ranging from $8,944 to $51,650, including interest, with final payments from February through July 2009.	1,604,985	-
	$2,320,496	$785,157

Commonwealth Income & Growth Fund V

Notes to Financial Statements

Aggregate maturities of notes payable for each of the years subsequent to December 31, 2006 are as follows:

Payment on the above notes are due as follows:

Year ending December 31,	Amount

2007	1,104,057
2008	970,985
2009	245,454
$2,320,496

6.	Supplemental Cash Flow Information	Other noncash activities included in the determination of net loss are as follows:

Year ended December 31,	2006	2005

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$609,485	$49,630
Total adjustment to net (loss) from other noncash activities	$609,485	$49,630

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Year ended December 31,	2006	2005

Debt assumed in connection with purchase of computer equipment	$2,144,823	$834,787

Commonwealth Income & Growth Fund V

Notes to Financial Statements

7.	Reconciliation of Net (Loss) Reported for Financial Reporting Purposes to Taxable Income (Loss) on the Federal Partnership Return

	December 31,	Period of March 14, 2005 (commencement of operations) through December 31,
	2006	2005

Net (loss) for financial reporting purposes	$(384,088)	$(899,082)
Adjustments
Depreciation	505,251	4,573
Amortization	100,064	(13,026)
Organizational costs	36,750	172,960
Other	134,521	63,879
Taxable income (loss) on the Federal Partnership return	$392,498	$(670,696)

The “Adjustments – Other” includes financial statement adjustments reflected on the tax return in the subsequent year.

Adjustment for (loss) on sale of equipment is due to longer useful lives for tax reporting purposes.

Commonwealth Income & Growth Fund V

Notes to Financial Statements

8.	Quarterly Results of Operation (Unaudited)	Summarized quarterly financial data for the year ended December 31, 2006 and the period of March 14, 2005, (commencement of operations) through December 31, 2005 is as follows:

	Quarter ended
	March 31	June 30	September 30	December 31

2006

Revenues
Lease and other	$654,012	$880,314	$1,128,361	$1,255,388
Total revenues	654,012	880,314	1,128,361	1,255,388
Total costs and expenses	901,778	941,277	1,112,123	1,346,985
Net income (loss)	$(247,766)	$(60,963)	16,238	$(91,597)
Net income (loss) allocated to limited partners	$(254,244)	$(65,730)	$9,339	$(97,197)
Income (loss) per limited partner unit (1)	$(0.22)	$(.05)	$0.01	$(0.08)

Commonwealth Income & Growth Fund V

Notes to Financial Statements

	Quarter ended
	March 31	June 30	September 30	December 31

2005

Revenues
Lease and other	$738	$16,740	$98,764	$306,525
Total revenues	738	16,740	98,764	306,525
Total costs and expenses	48,848	273,679	369,641	629,681
Net (loss) allocated to limited partners	$(48,110)	$(257,958)	$(274,483)	$(326,768)
Net (loss)	$(48,110)	$(256,939)	$(270,877)	$(323,156)
(Loss) per limited partner unit (1)	$(0.64)	$(.68)	$(0.51)	$(0.41)

(1)	Amounts for all quarters presented prior to fourth quarter of 2005 have been restated to correct the calculation of net loss per limited partnership unit.