Form 10-Q
period 2007-03-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2007-05-15
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days: YES  ☒  NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12c-2 of the Act): YES  ☐ NO   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

FORM 10-Q
MARCH 31, 2007

Commonwealth Income & Growth Fund V
Condensed Balance Sheet

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets

Cash and cash equivalents	$6,838,687	$7,071,792
Lease income receivable, net of reserves of $0 as of March 31, 2007 and December 31, 2006	77,533	202,493
Other receivable – Affiliates	61,996	58,578
Prepaid Fees	18,837	4,670
	6,997,053	7,337,533

Computer equipment, at cost	16,657,458	15,195,877
Accumulated depreciation	(3,988,259)	(2,949,031)
	12,669,199	12,246,846

Equipment acquisition costs and deferred expenses, net	479,874	474,586
Prepaid acquisition fees	344,899	376,996
	824,773	851,582

Total Assets	$20,491,025	$20,435,961

Liabilities and Partners' Capital

Liabilities
Accounts payable	$190,457	$177,550
Accounts payable - General Partner	10,099	56,762
Other accrued expenses	458,263	38,446
Unearned lease income	225,276	151,248
Notes Payable	2,569,021	2,320,496
Total liabilities	3,453,116	2,744,502

Partners' Capital
General partner	1,000	1,000
Limited partners	17,036,909	17,690,459
Total Partners' Capital	17,037,909	17,691,459

Total Liabilities and Partners' Capital	$20,491,025	$20,435,961

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations

	Three months Ended
	March 31,
	2007	2006
	(unaudited)

Income
Lease	$1,378,282	$604,587
Interest and other	74,481	49,425
Total income	1,452,763	654,012

Expenses
Operating	286,222	354,490
Organizational costs	-	36,751
Equipment management fee - General Partner	68,914	30,229
Interest	28,062	16,173
Depreciation	1,039,228	439,739
Amortization of equipment acquisition costs and deferred expenses	58,913	24,396
Total expenses	1,481,339	901,778

Net (loss)	$(28,576)	$(247,766)

Net (loss) allocated to limited partners	$(34,826)	$(254,244)

Net (loss) per equivalent limited partnership unit	$(0.03)	$(0.22)

Weighted average number of equivalent limited partnership units outstanding during the period	1,249,951	1,130,000

see accompanying notes to condensed financial statements

Commonwealth income & Growth Fund V
Condensed Statements of Partners’ Capital
For the Three Months ended March 31, 2007
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total

Balance, January 1, 2007	50	1,249,951	$1,000	$17,690,459	$17,691,459

Net income (loss)	—	—	6,250	(34,826)	(28,576)
Distributions	—	—	(6,250)	(618,724)	(624,974)

Balance, March 31, 2007	50	1,249,951	$1,000	$17,036,909	$17,037,909

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow

	Three months Ended
	March 31,
	2007	2006
	(unaudited)

Net cash provided by operating activities	$1,311,737	$466,239

Capital expenditures	(887,764)	(2,034,556)
Prepaid acquisition fees	32,097	(99,608)
Equipment acquisition fees paid to General Partner	(58,463)	(95,209)
Net cash (used in) investing activities	(914,130)	(2,229,373)

Contributions	-	5,254,658
Distributions	(624,974)	(524,571)
Offering costs	-	(593,264)
Debt Placement fees paid to General Partner	(5,738)	(3,457)
Net cash provided by (used in) financing activities	(630,712)	4,133,366

Net increase (decrease) in cash and cash equivalents	(233,105)	2,370,232
Cash and cash equivalents, beginning of period	7,071,792	10,722,300

Cash and cash equivalents, end of period	$6,838,687	$13,092,532

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital Corp.  Commonwealth Capital Corp. is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2015.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31 has been prepared from the books and records without audit.  Financial information as of December 31 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2007.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The partnership determined that no impairment existed as of March 31, 2007.

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

3. Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 12 to 38 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through March 31, 2007, the Partnership’s leasing operations consisted of operating leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.  Rent is recorded on a straight line basis. The company’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  No remarketing fees were paid for the period ended March 31, 2007.

The Partnership’s share of the computer equipment in which it participates with other partnerships at March 31, 2007 and December 31, 2006 was approximately $4,860,000 and $3,923,000 respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2007 and December 31, 2006 was approximately $9,684,000 and $8,188,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2007 and December 31, 2006 was $991,000 and $526,000, respectively.  The total outstanding debt at March 31, 2007 and December 31, 2006 was $1,764,000 and $1,148,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2007:

Amount

Nine months ending December 31, 2007	$4,735,423
Year ended December 31, 2008	5,539,567
Year ended December 31, 2009	2,385,412
Year ended December 31, 2010	152,422
$12,812,824

4. Related Party Transactions

Receivables/Payables

As of March 31, 2007, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the three months ended March 31, 2007, the Partnership recorded $163,000 for reimbursement of expenses to the General Partner.  During the three months ended March 31, 2006, the Partnership recorded $75,000 for reimbursement of expenses to the General Partner.

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication of the Partnership’s units.  Selling commissions are 8% of the partners’ contributed capital and dealer manager fees are 2% of the partners’ contributed capital.  These costs have been deducted from partnership capital in the accompanying financial statements.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the period ended March 31, 2007 and 2006, equipment acquisition fees of approximately $58,000 and $95,000, respectively, were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the period ended March 31, 2007, debt placement fees of approximately $6,000 were earned by the General Partner. For the period ended March 31, 2006, debt placement fees of approximately $3,000 were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the three months ended March 31, 2007, equipment management fees of approximately $69,000 were earned by the General Partner.  For the three months ended March 31, 2006, equipment management fees of approximately $30,000 were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

	March 31, 2007	December 31, 2006

Installment note payable to bank; interest at 4.61%, due in monthly installments of $160, including interest, with final payment in December 2007.	$469	$622

Installment notes payable to banks; interest ranging from 4.65% to 6.3%, due in monthly installments ranging from $1,095 to $14,239, including interest, with final payments from February through October 2008.	$607,382	$714,889

Installment notes payable to banks; interest ranging from 5.85% to 5.2%, due in monthly installments ranging from $8,945 to $134,671, including interest, with final payments from February through October 2009.	$1,961,170	$1,604,985
	$2,569,021	$2,320,496

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2007 are as follows:

Amount

Nine months ending December 31, 2007	$768,177
Year ended December 31, 2008	1,243,345
Year ended December 31, 2009	534,197
Year ended December 31, 2010	23,302
$2,569,021

5. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months Ended March 31,	2007	2006

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$325,292	$101,734

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months Ended March 31,	2007	2006

Debt assumed in connection with purchase of computer equipment	$573,817	$345,688
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$32,097	$99,608

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

REVENUE RECOGNITION

Through March 31, 2007, the Partnership’s leasing operations consisted of operating leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.  Rent is recorded on a straight line basis. The company’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

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

Liquidity and Capital Resources

The Partnership’s primary source of capital for the quarter ended March 31, 2007 and March 31, 2006 were contributions of approximately $0 and $5,300,000, respectively.  The Partnership incurred and paid offering costs of approximately $0 and $593,000 during those same periods.  Equipment in the amount of approximately $887,000 was purchased during the quarter ended March 31, 2007 and distributions in the amount of $625,000 were paid during that same period.  Equipment in the amount of approximately $2,000,000 was purchased during the quarter ended March 31, 2006 and distributions in the amount of $525,000 were paid during that same period.

The Partnership intends to invest approximately $11,698,000 in additional equipment for the remainder of 2007.  The acquisition of this equipment will be funded by debt financing, and the debt service will be funded from cash flows from lease rental payments.

For the quarter ended March 31, 2007, cash was provided from operations in the amount of $1,312,000, which includes a net loss of $29,000, and depreciation and amortization expenses of approximately $1,098,000.  Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $325,000.

For the quarter ended March 31, 2006, cash was provided from operations in the amount of $466,000, which includes a net loss of $248,000, and depreciation and amortization expenses of approximately $464,000.  Other noncash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $102,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of March 31, 2007, the Partnership had future minimum rentals on non-cancelable operating leases of $4,735,000 for the balance of the year ending December 31, 2007 and $8,077,000 thereafter.

Results of Operations

Three months ended March 31, 2007 compared to Three months ended March 31, 2006

For the quarter ended March 31, 2007, the Partnership recognized income of approximately $1,453,000 and expenses of approximately $1,481,000, resulting in a net loss of approximately $28,000.

For the quarter ended March 31, 2006, the Partnership recognized income of approximately $654,000 and expenses of approximately $902,000, resulting in a net loss of approximately $248,000.

For the quarter ended March 31, 2007, operating expenses of $286,000, excluding depreciation, primarily consist of travel expenses of $5,000, accounting fess of $63,000 and other LP expenses of $159,000.

For the quarter ended March 31, 2006, operating expenses of $354,000, excluding depreciation, primarily consist of sales expenses of $21,000, conferences of $11,000, postage and shipping of $5,000, and reimbursement of expenses to CCC for administration and operation of the Partnership of approximately $168,000.

Organizational costs were approximately $0 and $37,000 for the quarter ended March 31, 2007 and  March 31, 2006, respectively. In accordance with the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. The expenses totaled approximately $1,098,000 and $464,000 for the quarters ended March 31, 2007 and March 31, 2006, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

Item 4.  Controls and Procedures

The Chief Executive Officer and Principal Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of March 31, 2007.

The Partnership’s disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms.  The Partnership's disclosure controls and procedures also include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Exchange Act is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods.

Based upon this review, the Partnership’s Chief Executive Officer and Principal Financial Officer have concluded that the Partnership's disclosure controls (as defined in Rule 13a-14c promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods.

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect our disclosure controls and procedures in the quarter ended March 31, 2007, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

Part II:   OTHER INFORMATION

Commonwealth Income & Growth Fund V

Item 1.	Legal Proceedings

N/A

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

N/A

Item 3.	Defaults Upon Senior Securities

N/A

Item 4.	Submission of Matters to a Vote of Securities Holders

N/A

Item 5.	Other Information

N/A

Item 6.	Exhibits

31.1	RULE 15d-14(a) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
31.2	RULE 15d-14(a) CERTIFICATION OF FINANCIAL EXECUTIVE OFFICER
32.1	SECTION 1350 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
32.2	SECTION 1350 CERTIFICATION OF FINANCIAL EXECUTIVE OFFICER

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner

May 15, 2007	By:	/s/Kimberly A. Springsteen
Date		Kimberly A. Springsteen
Chief Executive Officer