Form 10-Q
period 2007-06-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2007-08-14
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (ii) has been subject to such filing requirements for the past 90 days:  YES  ☒  NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐  NO  ☒

FORM 10-Q
JUNE 30, 2007

    Part I. FINANCIAL INFORMATION
    Item 1. Financial Statements
Commonwealth Income & Growth Fund V
Condensed Balance Sheet

	June 30,	December 31,
	2007	2006
	(unaudited)
Assets

Cash and cash equivalents	$3,923,760	$7,071,792
Lease income receivable, net of reserves of $0 as of June 30, 2007 and December 31, 2006	109,025	202,493
Other receivable – Affiliates	136,816	58,578
Prepaid Fees	10,868	4,670
	4,180,469	7,337,533

Computer equipment, at cost	20,978,068	15,195,877
Accumulated depreciation	(5,289,126)	(2,949,031)
	15,688,942	12,246,846

Equipment acquisition costs and deferred expenses, net	594,844	474,586
Prepaid acquisition fees	247,936	376,996
	842,780	851,582

Total Assets	$20, 712,191	$20,435,961

Liabilities and Partners' Capital

Liabilities
Accounts payable	$341,570	$177,550
Accounts payable - General Partner	63,462	56,762
Other accrued expenses	-	38,446
Unearned lease income	237,960	151,248
Notes Payable	3,744,165	2,320,496
Total liabilities	4,387,157	2,744,502

Partners' Capital
General partner	1,000	1,000
Limited partners	16,324,034	17,690,459
Total Partners' Capital	16,325,034	17,691,459

Total Liabilities and Partners' Capital	$20,712,191	$20,435,961

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Operations

	Three months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Income
Lease	$1,737,452	$762,116	$3,115,734	$1,366,704
Interest and other	46,808	118,198	121,289	167,623
Total income	1,784,260	880,314	3,237,023	1,534,327

Expenses
Operating	369,762	257,596	655,984	612,086
Organizational costs	-	-	-	36,751
Equipment management fee - General Partner	86,873	41,848	155,787	72,077
Interest	40,676	20.885	68,739	37,057
Depreciation	1,300,867	587,678	2,340,095	1,027,417
Amortization of equipment acquisition costs and deferred expenses	74,345	33,041	133,260	57,436
Loss on sale of equipment	38	-	38	-
Miscellaneous	-	230	-	230
Total expenses	1,872,561	941,278	3,353,903	1,843,054

Net (loss)	$(88,301)	$(60,963)	$(116,880)	$(308,729)

Net (loss) allocated to limited partners	$(94,547)	$(65,730)	$(129,376)	$(319,974)

Net (loss) per equivalent limited partnership unit	$(0.08)	$(0.05)	$(0.10)	$(0.26)

Weighted average number of equivalent limited partnership units outstanding during the period	1,249,951	1,249,951	1,249,951	1,249,951

see accompanying notes to condensed financial statements

Commonwealth income & Growth Fund V
Condensed Statements of Partners’ Capital
For the Six Months ended June 30, 2007
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total

Balance, January 1, 2007	50	1,249,951	$1,000	$17,690,459	$17,691,459

Net income (loss)	-	-	12,496	(129,376)	(116,880)
Distributions	-	-	(12,496)	(1,237,049)	(1,249,545)

Balance, June 30, 2007	50	1,249,951	$1,000	$16,324,034	$16,325,034

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow

	Six months Ended
	June 30,
	2007	2006
	(unaudited)

Net cash provided by operating activities	$1,788,248	$727,396

Capital expenditures	(3,563,021)	(3,589,483)
Prepaid acquisition fees	129,060	(47,459)
Net proceeds from sale of computer equipment	744	-
Equipment acquisition fees paid to General Partner	(231,319)	(194,550)
Net cash (used in) investing activities	(3,664,536)	(3,831,492)

Contributions	-	5,254,658
Distributions	(1,249,545)	(1,130,556)
Offering costs	-	(593,264)
Debt Placement fees paid to General Partner	(22,200)	(12,743)
Net cash (used in) provided by financing activities	(1,271,745)	3,518,095

Net (decrease) increase in cash and cash equivalents	(3,148,032)	413,999
Cash and cash equivalents, beginning of period	7,071,792	10,722,300

Cash and cash equivalents, end of period	$3,923,760	$11,136,299

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

The Partnership used the proceeds of the Offering to acquire, own and lease various types of computer information technology (I.T.) equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, will acquire computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2006 has been prepared from the books and records without audit.  Financial information as of December 31, 2006 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2006.  Operating results for the six months ended June 30, 2007 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2007.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The partnership determined that no impairment existed as of June 30, 2007.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

3. Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 10 to 36 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through June 30, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.  The company’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the equipment is re-leased or sold.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  No remarketing fees were paid for the six months ended June 30, 2007.

The Partnership’s share of the computer equipment in which it participates with other partnerships at June 30, 2007 and December 31, 2006 was approximately $7,977,000 and $3,923,000 respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2007 and December 31, 2006 was approximately $15,750,000 and $8,188,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2007 and December 31, 2006 was $2,138,000 and $526,000, respectively.  The total outstanding debt at June 30, 2007 and December 31, 2006 was $4,074,500 and $1,148,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2007:

Amount

Six months ending December 31, 2007	$3,421,911
Year ended December 31, 2008	6,263,077
Year ended December 31, 2009	3,097,411
Year ended December 31, 2010	204,649
$12,987,048

4. Related Party Transactions

Receivables/Payables

As of June 30, 2007, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the six months ended June 30, 2007, the Partnership recorded $663,569 for reimbursement of expenses to the General Partner.  During the six months ended June 30, 2006, the Partnership recorded $379,613 for reimbursement of expenses to the General Partner.

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

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the six months ended June 30, 2007 and 2006, equipment acquisition fees of approximately $231,300 and $195,000, respectively, were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the six months ended June 30, 2007 and 2006, debt placement fees of approximately $22,200 and $13,000, respectively, were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the six months ended June 30, 2007, and 2006 equipment management fees of approximately $156,000, and $72,000, respectively, were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the six months ended June 30, 2007, equipment liquidation fees of approximately $23 were earned by the General Partner.  For the six months ended June 30, 2006 there were no equipment liquidation fees earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

	June 30, 2007	December 31, 2006

Installment note payable to bank; interest at 4.61%, due in monthly installments of $160, including interest, with final payment in December 2007.	$314	$622

Installment notes payable to banks; interest ranging from 4.65% to 6.3%, due in monthly installments ranging from $1,095 to $14,239, including interest, with final payments from February through October 2008.	498,272	714,889

Installment notes payable to banks; interest ranging from 5.20% to 5.85% due in monthly installments ranging from $8,945 to $134,671, including interest, with final payments from February through October 2009.	3,005,233	1,604,985

Installment note payable to bank; interest at 5.85%, due in monthly installments of $23,643, including interest, with final payment in January 2010.	240,346	-
	$3,744,165	$2,320,496

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2007 are as follows:

Amount

Six months ending December 31, 2007	$933,596
Year ended December 31, 2008	1,733,518
Year ended December 31, 2009	1,053,748
Year ended December 31, 2010	23,303
$3,744,165

5. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months Ended June 30,	2007	2006

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$796,283	$221,744

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months Ended June 30,	2007	2006

Debt assumed in connection with purchase of computer equipment	$2,219,952	$1,274,257

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$129,060	$47,459

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

COMPUTER EQUIPMENT

Commonwealth Capital Corp., on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

REVENUE RECOGNITION

Through June 30, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreement. The company’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.

Liquidity and Capital Resources

The Partnership’s primary source of capital for the six months ended June 30, 2007 was cash provided by operating activities of approximately $1,790,000.  For the six months ended June 30, 2006, the Partnership’s primary source of capital was from contributions of approximately $5,200,000.  Equipment was purchased in the amount of approximately $3,560,000 during the six months ended June 30, 2007 and distributions were paid in the amount of approximately $1,250,000.  Equipment in the amount of approximately $3,600,000 was purchased during the six months ended June 30, 2006 and distributions were paid in the amount of $1,100,000.

The Partnership intends to invest approximately $6,192,000 in additional equipment for the remainder of 2007.  The acquisition of this equipment will be funded by debt financing from cash flows from lease rental payments.

For the six months ended June 30, 2007, the Partnership generated cash flows from operating activities in the amount of $1,790,000, which includes a net loss of approximately $117,000, and depreciation and amortization expenses of approximately $2,470,000.  Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $796,000.

For the six months ended June 30, 2006, the Partnership generated cash flows from operating activities in the amount of $727,000, which includes a net loss of approximately $309,000, and depreciation and amortization expenses of approximately $1,085,000.  Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $222,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of June 30, 2007, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $3,422,000 for the balance of the year ending December 31, 2007 and approximately $9,565,000 thereafter.  As of June 30, 2007, the outstanding debt was approximately $3,744,000 with interest rates ranging from 4.61% to 6.3%, and will be payable through January 2010.

The Partnership’s cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12-month period.  If available Cash Flow or Net Disposition Proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing Equipment, or by borrowing within its permissible limits.  The Partnership may, from time to time, reduce the distributions to its Partners if it deems necessary.  Since the Partnership’s leases are on a “triple-net” basis, no reserve for maintenance and repairs is deemed necessary.

The Partnership’s share of the computer equipment in which it participates with other partnerships at June 30, 2007 and December 31, 2006 was approximately $7,977,000 and $3,923,000 respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2007 and December 31, 2006 was approximately $15,750,000 and $8,188,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2007 and December 31, 2006 was $2,138,000 and $526,000, respectively.  The total outstanding debt at June 30, 2007 and December 31, 2006 was $4,074,500 and $1,148,000, respectively.

Results of Operations

Three months ended June 30, 2007 compared to Three months ended June 30, 2006

For the three months ended June 30, 2007, the Partnership recognized income of approximately $1,784,000 and expenses of approximately $1,873,000, resulting in a net loss of approximately $89,000.  For the three months ended June 30, 2006, the Partnership recognized income of approximately $880,000 and expenses of approximately $941,000, resulting in a net loss of approximately $61,000.

Lease income increased by 128% to approximately $1,737,000 for the three months ended June 30, 2007, from approximately $762,000 for the three months ended June 30, 2006.  This increase was primarily due to more lease agreements started than new lease agreements were ending during the three months ended June 30, 2007.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  With the exception of legal and accounting fees, CCC has determined that in the best interest of the Partnership, the majority of shared expenses will not be allocated to the Partnership.  In accordance with the American Institute of Certified Public Accountants, Statement of Position (SOP) 98-05, costs relating to start-up activities and organization costs (accounting, legal, printing, etc.) are expensed as incurred. The expenses increased 44% to approximately $370,000 for the three months ended June 30, 2007, from $257,000 for the three months ended June 30, 2006.  This increase is primarily attributable to an increase in Partnership taxes, LP expenses and employee bonuses.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased 108% to approximately $87,000 for the three months ended June 30, 2007, from $40,000 for the three months ended June 30, 2006, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased 122% to approximately $1,374,000 for the three months ended June 30, 2007, from $620,000 for the three months ended June 30, 2006. This increase was due to the acquisition of new equipment attributable to the purchase of new leases.

Six months ended June 30, 2007 compared to Six months ended June 30, 2006

For the six months ended June 30, 2007, the Partnership recognized income of approximately $3,237,000, and expenses of approximately $3,354,000, resulting in a net loss of approximately $117,000.  For the six months ended June 30, 2006, the Partnership recognized income of approximately $1,534,000, and expenses of approximately $1,843,000, resulting in a net loss of approximately $309,000.

Lease income increased to $3,116,000 for the six months ended June 30, 2007, from $1,367,000, for the six months ended June 30, 2006, primarily due to the fact that more lease agreements were entered into since the six months ended June 30, 2006.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  The expenses increased to approximately $656,000 for the six months ended June 30, 2007, from $612,000 for the six months ended June 30, 2006, primarily due to an increase in other LP expenses and Partnership taxes, which was set off by a decrease in legal fees, blue sky expenses and office and printing expenses.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $156,000 for the six months ended June 30, 2007, from $72,000 for the six months ended June 30, 2006, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased to approximately $2,473,000 for the six months ended June 30, 2007; from $1,085,000 for the six months ended June 30, 2006. This increase was due to additional equipment being purchased and the associated acquisition and finance fees being recorded by the Partnership for the six months ended June 30, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

Item 4.  Controls and Procedures

The Chief Executive Officer and Principal Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of June 30, 2007.

The Partnership’s disclosure controls and procedures include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Partnership’s disclosure controls and procedures also include the Partnership's controls and other procedures designed to ensure that information required to be disclosed in this and other reports filed under the Exchange Act is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods.

Based upon this review, the Partnership’s Chief Executive Officer and Principal Financial Officer have concluded that the Partnership's disclosure controls (as defined in Rule 13a-15e promulgated under the Exchange Act) are effective to ensure that the information required to be disclosed by the Partnership in the reports it files under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to the Partnership's management, including its Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure and to ensure that such information is recorded, processed, summarized and reported within the required time periods.

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect our disclosure controls and procedures in the six months ended June 30, 2007, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

Part II:   OTHER INFORMATION

Commonwealth Income & Growth Fund V

Item 1.	Legal Proceedings

            N/A

Item 1A.	Risk Factors

There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC. In addition to the other information set forth in this report, one should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem immaterial also may have a material adverse effect on our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

            N/A

Item 3.	Defaults Upon Senior Securities

            N/A

Item 4.	Submission of Matters to a Vote of Securities Holders

            N/A

Item 5.	Other Information

On June 20th, 2007, Ms. Katrina Mason tendered her resignation, due to the impending birth of her first child. In her resignation, she stated that "she has decided to embark on the new adventure of motherhood and devote her full attention to her family." Her resignation was effective June 14, 2007. Ms. Mason tendered her resignation to Commonwealth organization and the positions she held with affiliates of the registrant and her position on the Board, as previously disclosed by the registrant in a Current Report filed with the SEC on Form 8-K.

Item 6.	Exhibits

31.1 THE RULE 15d-14(a) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
31.2 THE RULE 15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
32.1 SECTION 1350 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
32.2 SECTION 1350 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC. General Partner

August 14, 2007	By: /s/ Kimberly A. Springsteen
Date	Kimberly A. Springsteen
Chief Executive Officer