Form 10-Q
period 2007-09-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2007-11-13
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

FORM 10-Q
SEPTEMBER 30, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets

Cash and cash equivalents	$4,102,397	$7,071,792
Lease income receivable net of reserves of $28,400 and $0 as of September 30, 2007 and December 31, 2006	183,835	202,493
Other receivables - Affiliates	112,509	58,578
Prepaid fees	5,432	4,670
	4,404,173	7,337,533

Computer equipment, at cost	20,922,873	15,195,877
Accumulated depreciation	(6,593,126)	(2,949,031)
	14,329,747	12,246,846

Equipment acquisition costs and deferred expenses, net	519,996	474,586
Prepaid Acquisition Fees	247,936	376,996
	767,932	851,582
Total Assets	$19,501,852	$20,435,961

Liabilities and Partners' Capital

Liabilities
Accounts payable	$312,351	$177,550
Accounts payable - General Partner	-	56,762
Other accrued expenses	-	38,446
Unearned lease income	314,922	151,248
Notes payable	3,274,473	2,320,496
Total Liabilities	3,901,746	2,744,502

Partners' Capital
General partner	1,000	1,000
Limited partners	15,599,106	17,690,459
Total Partners' Capital	15,600,106	17,691,459

Total Liabilities and Partners' Capital	$19,501,852	$20,435,961

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Revenue
Lease	$1,716,760	$1,022,145	$4,832,494	$2,388,849
Interest and other	56,993	106,215	178,282	273,838

Total Revenue	1,773,753	1,128,360	5,010,776	2,662,687

Expenses
Operating, excluding depreciation	277,359	248,219	933,343	860,535
Organizational costs	-	-	-	36,751
Equipment management fee - General Partner	85,838	48,013	241,625	120,091
Interest	41,977	28,506	110,715	65,564
Depreciation	1,350,370	745,646	3,690,465	1,773,063
Amortization of equipment acquisition costs and deferred expenses	74,848	41,739	208,108	99,175
Bad debt expense	38,461	-	38,461	-
Loss on sale of computer equipment	4,854	-	4,892	-

Total expenses	1,873,707	1,112,123	5,227,609	2,955,179

Net (loss) income	$(99,954)	$16,237	$(216,833)	$(292,492)

Net (loss) income allocated to limited partners	$(106,204)	$9,339	$(235,579)	$(310,635)

Net (loss) income per equivalent limited partnership unit	$(0.08)	$0.01	$(0.19)	$(0.25)

Weighted average number of equivalent limited partnership units outstanding during the period	1,249,951	1,249,950	1,249,951	1,212,899

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Partners’ Capital
For the Nine Months ended September 30, 2007
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total

Partners' capital - January 1, 2007	50	1,249,951	$1,000	$17,690,459	$17,691,459
Net Income (loss)	-	-	18,746	(235,579)	(216,833)
Distributions	-	-	(18,746)	(1,855,774)	(1,874,520)
Partners' capital - September 30, 2007	50	1,249,951	$1,000	$15,599,106	$15,600,106

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow

	Nine Months Ended
	September 30,
	2007	2006
	(unaudited)

Net cash provided by operating activities	$2,587,890	$1,086,121

Investing activities:
Capital expenditures	(3,563,021)	(5,820,712)
Prepaid acquisition fees	129,060	39,273
Net proceeds from the sale of computer equipment	4,715	-
Equipment acquisition fees paid to General Partner	(231,319)	(294,919)
Net cash (used in) investing activities	(3,660,565)	(6,076,358)

Financing activities:
Contributions	-	5,254,658
Offering costs	-	(593,264)
Distributions to partners	(1,874,520)	(1,818,412)
Debt placement fee paid to the General Partner	(22,200)	(15,523)
Net cash (used in) provided by financing activities	(1,896,720)	2,827,459

Net (decrease) in cash and cash equivalents	(2,969,395)	(2,162,778)
Cash and cash equivalents, beginning of period	7,071,792	10,722,300
Cash and cash equivalents, end of period	$4,102,397	$8,559,522

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2006 has been prepared from the books and records without audit.  Financial information as of December 31, 2006 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2006.  Operating results for the nine months ended September 30, 2007 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2007.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership recorded impairment charges of approximately $41,000 (included in depreciation expense) to reflect the assets at their current estimated net realizable value for the period ended September 30, 2007.

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

Through September 30, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.  The company’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the equipment is re-leased or sold.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the nine months ended September 30, 2007 and 2006, remarketing fees were incurred in the amounts of $1,000 and $0, respectively.

The Partnership’s share of the computer equipment in which it participates with other partnerships at September 30, 2007 and December 31, 2006 was approximately $7,977,000 and $3,923,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2007 and December 31, 2006 was approximately $15,750,000 and $8,188,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2007 and December 31, 2006 was $1,907,000 and $526,000, respectively.  The total outstanding debt at September 30, 2007 and December 31, 2006 was $3,623,000 and $1,148,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2007:

Amount
Three months ending December 31, 2007	$1,713,580
Year ended December 31, 2008	6,263,077
Year ended December 31, 2009	3,183,342
Year ended December 31, 2010	236,371
$11,396,370

4. Related Party Transactions

Receivables/Payables

As of September 30, 2007, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the nine months ended September 30, 2007 and 2006, the Partnership recorded approximately $925,000 and $678,000, respectively, for reimbursement of expenses to the General Partner.

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

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the nine months ended September 30, 2007 and 2006, equipment acquisition fees of approximately $231,000 and $295,000, respectively, were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the nine months ended September 30, 2007 and 2006, debt placement fees of approximately $22,000 and $16,000, respectively, were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the nine months ended September 30, 2007, and 2006, equipment management fees of approximately $242,000, and $120,000, respectively, were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the nine months ended September 30, 2007, equipment liquidation fees of approximately $200 were earned by the General Partner.  For the nine months ended September 30, 2006 there were no equipment liquidation fees earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:
	September 30, 2007	December 31, 2007

Installment note payable to bank; interest at 4.61%, due in monthly installments of $160, including interest, with final payment in December 2007.	$158	$622

Installment notes payable to banks; interest ranging from 4.65% to 6.3%, due in monthly installments ranging from $1,095 to $14,239, including interest, with final payments from February through October 2008.	387,533	714,889

Installment notes payable to banks; interest ranging from 5.20% to 5.85% due in monthly installments ranging from $8,945 to $134,671, including interest, with final payments from January through October 2009.	2,668,307	1,604,985

Installment note payable to bank; interest ranging from 5.40% to 5.85%, due in monthly installments ranging from $23,643 to $31,661, including interest, with final payment in January 2010.	218,475	-
	$3,274,473	$2,320,496

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2007 are as follows:

Amount
Three months ending December 31, 2007	$463,842
Year ended December 31, 2008	1,733,581
Year ended December 31, 2009	1,053,748
Year ended December 31, 2010	23,302
$3,274,473

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months Ended September 30,	2007	2006
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$1,265,975	$410,423

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months Ended September 30,	2007	2006

Debt assumed in connection with purchase of computer equipment	$2,219,952	$1,552,263

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$129,060	$39,273

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

REVENUE RECOGNITION

Through September 30, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreement. The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

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

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of capital for the nine months ended September 30, 2007 was cash provided by operating activities of approximately $2,588,000.  For the nine months ended September 30, 2006, the Partnership’s primary source of capital was from contributions of approximately $5,255,000.  Equipment was purchased in the amount of approximately $3,563,000 during the nine months ended September 30, 2007 and distributions were paid in the amount of approximately $1,875,000.  Equipment in the amount of approximately $5,821,000 was purchased during the nine months ended September 30, 2006 and distributions were paid in the amount of approximately $1,818,000.

The Partnership intends to invest approximately $6,200,000 in additional equipment for the remainder of 2007.  The acquisition of this equipment will be funded by debt financing from cash flows from lease rental payments.

For the nine months ended September 30, 2007, the Partnership generated cash flows from operating activities in the amount of approximately $2,588,000, which includes a net loss of approximately $217,000, and depreciation and amortization expenses of approximately $3,899,000.  Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $1,266,000.

For the nine months ended September 30, 2006, the Partnership generated cash flows from operating activities in the amount of $1,086,000, which includes a net loss of approximately $292,000, and depreciation and amortization expenses of approximately $1,872,000.  Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $410,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of September 30, 2007, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $1,714,000 for the balance of the year ending December 31, 2007 and approximately $9,683,000 thereafter.  As of September 30, 2007, the outstanding debt was approximately $3,274,000 with interest rates ranging from 4.61% to 6.3%, and will be payable through January 2010.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2007 compared to Three months ended September 30, 2006

For the three months ended September 30, 2007, the Partnership recognized revenue of approximately $1,774,000 and expenses of approximately $1,874,000, resulting in a net loss of approximately $100,000.  For the three months ended September 30, 2006, the Partnership recognized revenue of approximately $1,128,000 and expenses of approximately $1,112,000, resulting in net income of approximately $16,000.

Lease income increased by 68% to approximately $1,717,000 for the three months ended September 30, 2007, from approximately $1,022,000 for the three months ended September 30, 2006.  This increase was primarily due to more lease agreements commencing versus new lease agreements ending, during the three months ended September 30, 2007.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  The expenses increased 12% to approximately $277,000 for the three months ended September 30, 2007, from $248,000 for the three months ended September 30, 2006.  This increase is primarily attributable to an increase in other LP expenses, which was partially offset by a decrease in accounting fees and office and printing services.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased 79% to approximately $86,000 for the three months ended September 30, 2007, from $48,000 for the three months ended September 30, 2006, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased 81% to approximately $1,425,000 for the three months ended September 30, 2007, from $787,000 for the three months ended September 30, 2006. This increase was due to the acquisition of new equipment associated with the purchase of new leases.  The Partnership recorded impairment charges of approximately $41,000 to reflect the assets at their current estimated net realizable value for the period ending September 30, 2007.

Nine months ended September 30, 2007 compared to Nine months ended September 30, 2006

For the nine months ended September 30, 2007, the Partnership recognized revenue of approximately $5,011,000, and expenses of approximately $5,228,000, resulting in a net loss of approximately $217,000.  For the nine months ended September 30, 2006, the Partnership recognized revenue of approximately $2,663,000, and expenses of approximately $2,955,000, resulting in a net loss of approximately $292,000.

Lease income increased by 102% to approximately $4,832,000 for the nine months ended September 30, 2007, from $2,389,000, for the nine months ended September 30, 2006, primarily due to more lease agreements commencing versus lease agreements ending, during the nine months ended September 30, 2006.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  The expenses increased to approximately $933,000 for the nine months ended September 30, 2007, from $861,000 for the nine months ended September 30, 2006, primarily due to an increase in other LP expenses and Partnership taxes, and was partially offset by a decrease in blue sky expenses, due diligence expenses, and office and printing expenses.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $242,000 for the nine months ended September 30, 2007, from $120,000 for the nine months ended September 30, 2006, and is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased to approximately $3,899,000 for the nine months ended September 30, 2007, from $1,872,000 for the nine months ended September 30, 2006. This increase was due to additional equipment being purchased and the associated acquisition and finance fees being recorded by the Partnership for the nine months ended September 30, 2006.  The Partnership recorded impairment charges of approximately $41,000 to reflect the assets at their current estimated net realizable value for the period ending September 30, 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The Partnership believes its exposure to market risk is not material due to the fixed interest rate of its long-term debt and its associated fixed revenue streams.

Item 4.  Controls and Procedures

The Chief Executive Officer and Principal Financial Officer of the Partnership have conducted a review of the Partnership's disclosure controls and procedures as of September 30, 2007.

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

There have been no changes in the General Partner’s internal controls or in other factors that could materially affect the disclosure controls and procedures in the nine months ended September 30, 2007, that have materially affected or are reasonably likely to materially affect the General Partner’s internal controls over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 13, 2007	By: /s/ Kimberly A. Springsteen
Date	Kimberly A. Springsteen
Chief Executive Officer