Form 10-K
period 2007-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2008-03-28
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

(610) 594-9600
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on
which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Units of Limited Partnership Interest
 (Title of Class)

    Indicate by check mark if the registrant is a well-known seasoned issuer, (as defined in Rule 405 of the Act):  YES ☐     NO ☒

    Indicate by checkmark if the registrant is not required to file to file reports pursuant to Section-13 or Section-15(d) of the Act. YES ☐     NO ☒

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
YES ☒     NO ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Do not check if a smaller reporting company.
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): YES ☐     NO ☒

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter:  N/A

    Documents incorporated by reference:  None

FORM 10-K
DECEMBER 31, 2007

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

In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, any exhibits to this Form 10-K and other public statements we make. Such factors include, but are not limited to: the outcome of litigation and regulatory proceedings to which we may be a party; actions of competitors; changes and developments affecting our industry; quarterly or cyclical variations in financial results; development of new products and services; interest rates and cost of borrowing; our ability to maintain and improve cost efficiency of operations; changes in foreign currency exchange rates; changes in economic conditions, political conditions, trade protection measures, licensing requirements and tax matters in the foreign countries in which we do business; reliance on third parties for manufacturing of products and provision of services; and other factors that are set forth in the “Legal Proceedings” section, the “Management’s Discussion and Analysis of  Financial Condition and Results of Operations” section and other sections of this Annual Report on Form 10-K, as well as in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I

ITEM 1:                      BUSINESS

GENERAL

Commonwealth Income & Growth Fund V (the “Partnership” or “CIGF5”) was formed on May 19, 2003 under the Pennsylvania Revised Uniform Limited Partnership Act.  The Partnership offered for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the “Offering”).  The Partnership raised the minimum capital required ($1,150,000) and commenced operations on March 14, 2005.  The Partnership terminated its offering of units on February 24, 2006 with 1,249,951 units ($24,957,862) sold. As of February 24, 2006, the Partnership was fully subscribed.

See “The Glossary” below for the definition of selected terms not otherwise defined in the text of this report.

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
(c)  use a portion of cash flow and net disposition proceeds derived from the sale,refinancing or other disposition of equipment to purchase additional equipment; and
(d)  refinance, sell or otherwise dispose of equipment in a manner that will maximize the proceeds to the Partnership.

THERE CAN BE NO ASSURANCE THAT ANY OF THESE OBJECTIVES WILL BE ATTAINED

Limited Partners do not have the right to vote on or otherwise approve or disapprove any particular investment to be made by the Partnership.

Although the Partnership generally acquires new equipment, the Partnership may purchase used equipment.   Generally, equipment is acquired from manufacturers, distributors, leasing companies, agents, owner-users, owner-lessors, and other suppliers upon terms that vary depending upon the equipment and supplier involved.   Manufacturers and distributors usually furnish a limited warranty against defects in material and workmanship and some purchase agreements for equipment provide for service and replacement of parts during a limited period.   Equipment purchases are also made through lease brokers and on an ad hoc basis to meet the needs of a particular lessee.

As of December 31, 2007, all equipment purchased by the Partnership is subject to an operating lease or an operating lease was already entered into with a third party when the Partnership acquired an item of equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.  As of December 31, 2007, the Partnership has not entered into any such agreements.

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

Computer technology has developed rapidly in recent years and is expected to continue to do so.   Technological advances have permitted continued reductions in the cost of computer processing capacity, thereby permitting applications not economically feasible a few years ago.   Much of the older IBM and IBM compatible computer I.T. equipment has not been retired from service, because software is generally interchangeable between older and newer equipment, and older equipment is capable of performing many of the same functions as newer equipment.   The General Partner believes that historically, values of I.T. equipment have been affected less dramatically by changes in technology than have the values of central processing units.   An equipment user who upgrades to a more advanced central processor generally can continue to use his existing I.T. equipment.   I.T.  equipment nevertheless is subject to declines in value as new, improved models are developed and become available.   Technological advances and other factors, discussed below in Management’s Discussion and Analysis, have at times caused dramatic reductions in the market prices of older models of I.T. equipment from the prices at which they were originally introduced.

Other Equipment-Restrictions.  The Partnership generally acquires computer I.T equipment such as tape drives, disk drives, tape controllers, disk controllers, printers, terminals and related control units, all of which are in some way related to the process of storing, retrieving and processing information by computer.  The General Partner is also authorized to cause the Partnership to invest in other types of data processing, telecommunication or medical technology equipment.  The Partnership may not invest in any of such other types of equipment (i) to the extent that the purchase price of such equipment, together with the aggregate Purchase Price of all such other types of equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership’s commitment to invest therein and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase and, in the case of non-IBM compatible I.T equipment, that such equipment is comparable in quality to similar IBM or IBM compatible equipment.  There can be no assurance that any equipment investments can be found which meet this standard.  Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options.  Diversification also depends on the availability of various types of equipment.  Through December 31, 2007, the Partnership has acquired a diversified equipment portfolio, which it has leased to 25 different companies located throughout the United States.   The equipment types comprising the portfolios are as follows:

Equipment Type	Approximate %
Servers	36%
Printers	2%
Datacom	6%
Workstations	32%
Storage	18%
Tape Libraries	1%
Audio Visual	1%
Wifi	4%

Total	100%

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a conditional sales contract) more than 25% of the equipment to a single person or affiliated group of persons.

DESCRIPTION OF LEASES

The Partnership generally purchases only equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership’s acquisition of the equipment.  The General Partner leases most of the equipment purchased by the Partnership to third parties pursuant to operating leases.  Operating leases are relatively short-term (12 to 36 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.  The equipment may also be leased pursuant to full payout net leases.  Full payout net leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject equipment.  It is anticipated that the Partnership will enter into few, if any, full payout net leases.  The General Partner may also enter into conditional sales contracts for equipment.  A conditional sales contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such equipment and to provide a return on such investment.  Under a conditional sales contract, the seller reserves title to and retains a security interest in, the equipment until the purchase price of the equipment is paid.   As of December 31, 2007, the Partnership has not entered into any full payout net leases or conditional sales contracts for equipment and does not presently intend to do so.

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2007, all leases that have been entered into are “triple net leases”.

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

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership.  Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services.  Such agreements generally require annual or more frequent adjustment of service fees.  As of December 31, 2007, the Partnership has not entered into any such agreements.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts, by the Partnership at the time the debt is incurred, with monies received that is not considered “original proceeds”.  The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  The Partnership is flexible in the degree of leverage it employs, within the permissible limit.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2007, the aggregate nonrecourse debt outstanding of $3,134,218 was 14.70% of the aggregate cost of the equipment owned.

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practicable and invest any proceeds from such financing in additional items of equipment, or it may distribute some or all of such proceeds to the Limited Partners.  Any such later financing will be on terms consistent with the terms applicable to borrowings generally.  As of December 31, 2007, the Partnership has not exercised this option.

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

Any additional debt incurred by the Partnership must be nonrecourse.  Nonrecourse debt means that the lender providing the funds can look for security only to the equipment pledged as security and the proceeds derived from leasing or selling such equipment.  Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt.

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2007,the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.  As of December 31, 2007, the Partnership has no such debt.

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

INVESTMENTS

Through March 12, 2008, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

LESSEE	MFG	EQUIPMENT DESCRIPTION	LIST PRICE	PURCHASE PRICE	MONTHLY RENTAL	LEASE TERM
Alcatel USA Sourcing, L.P.	NetApp	Digital Storage	$270,000	$165,240	$4,459	36
Alliant Techsystems, Inc.	Konica	Multifunction Printers	26,831	21,527	585	36
Alliant Techsystems, Inc.	HP	Dell Servers	14,969	12,215	328	36
Alliant Techsystems, Inc.	Konica	Multifunction Printers	34,033	27,771	754	36
Alliant Techsystems, Inc.	Konica	Multifunction Printers	7,059	5,760	156	36
Alliant Techsystems, Inc.	Dell	Workstations	115,331	70,583	1,903	36
Alliant Techsystems, Inc.	Linux	High End Servers	810,675	496,133	13,036	35
America Online LLC.	Sun	Server	114,570	89,983	2,398	36
America Online LLC.	Sun	Server	57,285	44,992	2,398	36
America Online LLC.	Sun	Server	51,330	36,649	977	36
America Online LLC.	Sun	Server	108,563	71,977	1,898	36
Argenbright, Inc.	EMC	Digital Storage	612,711	593,717	18,626	36
Convergys Corporation	Dell	Servers	17,955	12,549	356	32
Convergys Corporation	HP/IBM	Servers	37,369	28,084	762	34
Convergys Corporation	Sun	Servers	175,999	117,242	3,017	35
Daimler Chrysler Corporation	HP	Small HP/Compaq Servers	558,191	558,191	14,393	36
Daimler Chrysler Corporation	Visara	Desktops	614,440	368,664	9,666	33
Daimler Chrysler Corporation	Visara	Desktops	1,753,600	894,336	22,990	36
Daimler Chrysler Corporation	Visara	Engineering Workstations	328,479	201,029	5,168	36
Daimler Chrysler Corporation	HP	Engineering Workstations	301,400	169,085	4,436	36
Daimler Chrysler Corporation	HP	Engineering Workstations	175,083	107,151	2,811	36
Daimler Chrysler Corporation	HP	Engineering Workstations	382,000	233,784	6,133	36
Daimler Chrysler Corporation	HP	Engineering Workstations	161,663	98,938	2,596	36
Daimler Chrysler Corporation	Visara	Engineering Workstations	768,050	470,047	12,083	36
Daimler Chrysler Corporation	HP	Engineering Workstations	557,083	340,935	8,945	36
Delphi Automotive Systems	Dell	Desktops	1,546,975	384,075	10,061	36
GE Aviation	Nokia	Datacom	254,547	194,728	5,029	36
General Atomics Aeronautical Systems, Inc.	NetApp	Digital Storage	159,675	146,582	4,340	36
General Atomics Aeronautical Systems, Inc.	Sun	Storage	154,007	127,241	9,890	11
General Atomics Aeronautical Systems, Inc.	Sun	Servers	558,085	262,348	7,887	36
General Atomics Aeronautical Systems, Inc.	Sun	Servers	98,724	50,349	2,417	19
General Atomics Aeronautical Systems, Inc.	STK	Tape Drives	57,992	46,138	1,500	29
General Atomics Aeronautical Systems, Inc.	NetApp	Storage	355,675	297,472	7,880	36
General Atomics Aeronautical Systems, Inc.	Sun	Servers	837,127	298,209	10,488	36
Government Employees Insurance Company	HP	Small HP/Compaq Servers	52,818	29,984	833	33
Government Employees Insurance Company	Sun	Servers	23,131	13,131	365	33
Government Employees Insurance Company	HP	Storage	1,000,786	529,994	17,217	27
Government Employees Insurance Company	IBM	Servers	494,630	277,487	7,235	36
Government Employees Insurance Company	IBM	Servers	647,791	429,485	11,864	36
Government Employees Insurance Company	HP	Storage	325,669	302,286	7,881	36
Government Employees Insurance Company	IBM	Servers	441,789	405,563	10,574	36
Government Employees Insurance Company	Panasonic	Laptops	2,405,758	1,595,017	44,890	33
Government Employees Insurance Company	HP	Servers	994,229	659,174	17,186	36
Government Employees Insurance Company	HP	Servers	666,961	620,002	15,807	36
Government Employees Insurance Company	IBM	Servers	342,637	179,389	5,024	33
Government Employees Insurance Company	Dell	Workstations	3,087	1,511	53	24
Government Employees Insurance Company	HP	Small HP/Compaq Servers	1,367,487	1,115,869	29,093	36
Government Employees Insurance Company	HP	Small HP/Compaq Servers	522,704	405,200	10,534	36
Government Employees Insurance Company	Panasonic	Laptops	30,500	14,710	476	27
Goodyear Tire and Rubber	IBM	Servers	40,333	23,596	655	34
Goodyear Tire and Rubber	HP	Servers	49,316	26,085	814	30
Goodyear Tire and Rubber	HP	Servers	166,470	87,942	2,769	30
Goodyear Tire and Rubber	Dell	Workstations	325,952	173,714	5,084	30
Goodyear Tire and Rubber	Dell	Workstations	81,890	43,643	1,286	30
Goodyear Tire and Rubber	Dragon	Datacom	30,584	23,833	1,007	21
Goodyear Tire and Rubber	Polycom	AV Equipment	57,276	41,987	1,783	21
Goodyear Tire and Rubber	Agile	Printers	53,830	37,597	1,012	35
IST Management Services	KonicaMinolta	Multifunction Printers	112,427	103,208	3,132	35
IST Management Services	KonicaMinolta	Multifunction Printers	281,054	258,008	7,897	35
IST Management Services	KonicaMinolta	Multifunction Printers	102,261	52,153	1,622	35
IST Management Services	KonicaMinolta	Multifunction Printers	6,692	6,075	192	35
ITT Night Vision	HP	Storage	472,418	337,306	9,429	36
ITT Night Vision	HP	Storage	60,814	62,030	2,150	30
Kaiser Foundation Health Plan, Inc.	IBM	Storage	2,000,100	285,461	7,121	36
Kaiser Foundation Health Plan, Inc.	IBM	Storage	289,248	147,516	8,438	16
Kaiser Foundation Health Plan, Inc.	IBM	Storage	1,600,600	357,532	8,968	36
Kellogg Company	IBM	Desktops	765,490	533,739	14,239	35
Mitsubishi Motors North America, Inc.	IBM	Blade Servers	143,675	121,559	3,336	36
Mitsubishi Motors North America, Inc.	Cisco	Datacom - Cisco	292,900	179,242	5,007	36
Mitsubishi Motors North America, Inc.	IBM	Tape Library	61,462	40,749	1,233	36
Mitsubishi Motors North America, Inc.	IBM	Servers	13,028	11,960	353	36
Mitsubishi Motors North America, Inc.	Sourcefire	Datacom	51,802	47,555	1,415	36
Mitsubishi Motors North America, Inc.	IBM	Servers	144,236	132,409	3,633	36
MobilePro Corporation	Stirx	Wifi	588,235	510,000	15,950	36
MobilePro Corporation	Stirx	Wifi	492,800	427,258	13,362	36
NBC Universal, Inc.	Avid	Digital Graphic Editing System	298,671	228,483	5,802	36
NBC Universal, Inc.	Sony	Audio Visual	105,645	70,043	1764	36
NBC Universal, Inc.	Avid	Digital Storage	515,705	341,912	8,715	36
NBC Universal, Inc.	Sonomic	Storage	28,410	18,836	480	36
NBC Universal, Inc.	Avid	Graphic Workstations	327,130	246,579	6,237	36
NBC Universal, Inc.	Avid	Graphic Workstations	28,580	26,898	751	33
NBC Universal, Inc.	Avid	Digital Storage	101,494	67,290	2,468	24
NBC Universal, Inc.	Avid	Digital Storage	101,494	67,290	2,315	24
Northrop Grumman Corporation	Secure Computing	Datacom	41,431	35,920	1,342	24
Northrop Grumman Corporation	SGI	Engineering Workstations	45,110	30,675	797	36
Northrop Grumman Corporation	McData	Datacom	465,729	331,241	8,768	36
Northrop Grumman Corporation	CipherOptics	Datacom	217,587	148,574	3,904	36
Northrop Grumman Corporation	CipherOptics	Datacom	348,646	236,287	6,208	36
Northrop Grumman Corporation	HP	Midrange HP Servers	64,860	44,126	1,146	36
Northrup Grumman Corporation	Hewlett Packard	Engineering Workstations	419,068	256,470	6,686	36
Northrop Grumman Corporation	HP	Servers	283,797	188,157	4,997	36
Northrop Grumman Corporation	IBM	Tape Libraries	108,430	71,889	1,917	36
Northrop Grumman Corporation	IBM	Digital Storage	161,993	57,831	1,502	36
Quick Loan Funding, Inc.	Dell	Workstations	168,653	154,824	4,449	35
Qwest Communications International, Inc.	Stratus	Misc High End Servers	520,641	104,128	3,101	36
Raytheon Company	Sun	Desktops	30,364	28,853	805	33
Raytheon Company	HP	Engineering Workstations	271,806	164,049	4,312	36
Raytheon Company	HP	Engineering Workstations	108,706	65,609	1,724	36
Raytheon Company	Accunet	Datacom	70,000	61,414	1,876	30
Raytheon Company	Sun	Servers	46,310	40,875	1,196	30
Raytheon Company	Sun	Servers	82,511	78,561	2,131	33
Raytheon Company	Sun	Servers	114,775	101,700	2,965	30
Raytheon Company	HP	Desktops	163,391	145,974	4,697	28
Raytheon Company	HP	Engineering Workstations	144,235	87,053	2,288	36
Tecumseh Products Company	Sun	Server	11,631	10,332.60	355	28
Tecumseh Products Company	Sun	Server	167,556	148,849	5,120	28
UGO Networks	Sun	Servers	39,592	34,427	1,119	30
UGO Networks	Toshiba	Workstations	12,033	11,081	355	31
Xerox Corporation	Sun	Servers	175,545	114,459	3,277	32
LMC	HP	High End HP Servers	347,267	263,055	6,833	36
LMC	HP	High End HP Servers	64,183	48,619	1,264	36

RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established from the offering proceeds.  However, the General Partner, in its sole discretion, may retain a portion of the cash flow and net disposition proceeds available to the Partnership for maintenance, repairs and working capital.  There are no limitations on the amount of cash flow and net disposition proceeds that may be retained as reserves.   Since no reserve will be established, if available cash flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its equipment or borrowing.  The Partnership’s operating expenses, as a percentage of total income, decreased from 29% to 18.5% during 2007, and cash flow was sufficient to cover all expenses and liabilities.

GENERAL RESTRICTIONS

Under the partnership agreement, the Partnership is not permitted, among other things, to:

(a)
invest in junior trust deeds unless received in connection with the sale of an item of equipment in an aggregate amount which does not exceed 30% of the assets of the Partnership on the date of the investment;

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
(f)	sell or lease any equipment to, lease any equipment from, or enter into any sale-leaseback transactions with, the General Partner or any of its affiliates; or
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

EMPLOYEES

The Partnership had no employees during 2007 and received administrative and other services from a related party, Commonwealth Capital Corp (“CCC”), which had 79 employees as of December 31, 2007.

ITEM 1A:                      RISK FACTORS

NOT APPLICABLE

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

ITEM 4:                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5:       MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2007, there were 893 holders of units.  The units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.

GENERAL LIMITATIONS

Units cannot be transferred without the consent of the General Partner, which may be withheld in its discretion.   The General Partner monitors transfers of units in an effort to ensure that all transfers are within certain safe harbors promulgated by the IRS to furnish guidance regarding publicly traded partnerships.   These safe harbors limit the number of transfers that can occur in any one year.  The General Partner intends to cause the Partnership to comply with the safe harbor that permits nonexempt transfers and redemptions of units of up to five percent of the total outstanding interest in the Partnership’s capital or profits in any one year.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  At December 31, 2007, the General Partner has not redeemed any units.  Additionally, no Limited Partners have requested redemption of their units.

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

Quarterly distributions in the following amounts were paid to the Limited Partners during the year 2007 and 2006:

Quarter Ended	2007	2006
March 31	$618,724	$518,093
June 30	618,328	601,218
September 30	618,724	680,958
December 31	618,724	555,569
	$2,474,500	$2,355,838

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

ITEM 6:                      SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7:                      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

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

REVENUE RECOGNITION

Through December 31, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit and may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  In 2007 and 2006, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets.  In 2007 and 2006, the Partnership recorded charges of $41,000 and $46,000, respectively.  Such amounts have been included in depreciation expense in the accompanying financial statements.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

REIMBURSABLE EXPENSES

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  During 2007, operating expenses of the Partnership, as a percentage of total income, decreased from 29% to 18.5% due to enhanced operating efficiencies.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”).  The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years.  The Partnership does not expect the implementation of SFAS 160 to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Partnership is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot currently estimate the impact, if any, which SFAS 159 may have on our results of operation and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2),“Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  The Partnership is currently determining the effect, if any, that the adoption of SFAS 157 and 157-1 will have on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 2007 and 2006 the Partnership used cash from operating activities of approximately $3,295,000  and $1,992,000, respectively  which includes a net loss of $293,000 and $384,000 and depreciation and amortization expenses of $5,305,000 and $2,855,000, respectively.  Other non-cash activities included in the determination of the net loss include direct payments of lease income by lessees to banks of approximately $1,760,000 and $609,000, respectively, for the years ended December 31, 2007 and 2006.

The Partnership’s primary source of capital for the year ended December 31, 2007 was cash from operations of approximately $3,295,000.  The Partnership’s primary source of capital for the year ended December 31, 2006 was contributions of approximately $5,255,000.  The change in capital sources is due to the completion of the Partnership’s public offering during 2006, and the application of the capital raised to leasing activities.  Capital expenditures for the years ended December 31, 2007 and 2006 were in the amounts of $3,615,000 and $7,618,000, respectively. And acquisition fees were paid to the General Partner for the same years, respectively, in the amounts of $119,000 and $107,000.

Cash is invested in savings accounts or money market accounts that invest directly in treasury obligations pending the Partnership’s use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.  At December 31, 2007, the Partnership had approximately $3,800,000 invested in a high interest yielding savings account. At December 31, 2006, the Partnership had $6,573,000, invested in money market accounts, as described above.

The Partnership’s investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators, who generally meet specified financial standards, minimizes the Partnership’s operating expenses.  At December 31, 2007, the Partnership had future minimum rentals on noncancellable operating leases of $6,386,000 for the year ending 2008 and $3,641,000 thereafter. The Partnership incurred debt during 2007 in the amount of $2,574,000.  The Partnership incurred debt during 2006 in the amount of $2,145,000.  At December 31, 2007, the outstanding debt was $3,134,000 with interest rates ranging from 4.65% to 6.30% and will be payable through July 2010.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  The Partnership’s share of the computer equipment in which it participates with other partnerships at December 31, 2007 and 2006 was approximately $8,381,000 and $3,923,000, respectively and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2007 and 2006 was approximately $17,371,000 and $8,188,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2007 and 2006 was $1,683,000 and $526,000, respectively.  The total outstanding debt related to the equipment shared by the Partnership at December 31, 2007 and 2006 was $3,187,000 and $1,148,000, respectively.

The Partnership’s cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period.  During 2007, operating expenses of the Partnership, as a percentage of total income, decreased from 29% to 18.5% due to enhanced operating efficiencies.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  The Partnership may also reduce the distributions to its Partners if it deems necessary.  Since the Partnership’s leases are on a “triple-net” basis, no reserve for maintenance and repairs are deemed necessary.

The Partnership intends to invest approximately $3,500,000 in additional equipment for the remainder of 2008.  The acquisition of this equipment will be funded by debt financing and with cash flows from lease rental payments.

RESULTS FROM OPERATIONS

For the years ended December 31, 2007 and 2006 the Partnership recognized revenue of $6,827,000 and $3,918,000 and expenses of $7,120,000 and $4,302,000 resulting in net loss of $293,000 and $384,000, respectively.

For the years ended December 31, 2007 and 2006, the Partnership recognized interest income of $220,000 and $363,000 as a result of monies being invested in savings accounts and money market accounts that invest directly in treasury obligations pending the Partnership’s use of such funds to purchase additional computer equipment, to pay Partnership expenses or to make distributions to the Partners.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  For the years ended December 31, 2007 and 2006 the operating expenses totaled $1,262,000 and $1,139,000, respectively.

For the year ended December 31, 2006, organizational costs were approximately $37,000.  There were no organizational costs during 2007, since the Partnership was fully subscribed on February 24, 2006.

The equipment management fee was approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases.  For the years ended December 31, 2007 and 2006, the equipment management fee was approximately $330,000 and $178,000.

Depreciation and amortization expenses consist of depreciation on computer equipment, impairment charges, and amortization of equipment acquisition fees.  For the years ended December 31, 2007 and 2006, these expenses totaled approximately $5,305,000 and $2,855,000.  Depreciation expense increased due to the Partnership’s use of its offering proceeds to invest in depreciable equipment.

The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes.  In 2007 and 2006, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets.  For the period ended December 31, 2007 and 2006, the Partnership recorded charges of $59,000 and $46,000 to record the assets at their estimated fair value. Such amounts have been included in depreciation expense in the accompanying financial statements.

NET LOSS

Net loss decreased to $293,000 for the year ended December 31, 2007 from $384,000 for the year ended December 31, 2006. This change in net loss was attributable to the changes in revenues and expenses as discussed above.

ITEM 7A:                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

.ITEM 8:                      FINANCIAL STATEMENTS

Our financial statements, including selected quarterly financial data for the fiscal years ended December 31, 2007 and 2006 and the reports thereon of Asher & Company, Ltd, are included in this annual report.

ITEM 9:                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

ITEM 9A:                    CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2007, which is the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

ITEM 9A (T):     CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting.  It is the responsibility of the General Partner to establish and maintain adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The General Partner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2007. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2007, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

ITEM 9B:                      OTHER INFORMATION

NOT APPLICABLE

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

The Partnership does not have any Directors or executive officers.

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993.  The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund III, Commonwealth Income & Growth Fund IV, and Commonwealth Income & Growth Fund VI.  The principal business office of the General Partner is Brandywine Bldg. One, Suite 200, 2 Christy Drive, Chadds Ford PA 19317, and its telephone number is 610-594-9600.  The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations.  The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner.  The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC are as follows:

NAME	TITLE
Kimberly A. Springsteen	Chairman of the Board, Chief Executive Officer, Chief Compliance Officer of CCC, CCSC, & CIGF, Inc.

Henry J. Abbott	President of CCC & CIGF, Inc. Director of CCC, CCSC & CIGF,Inc.

William Pieranunzi III	President of CCSC, Director of CCC and CCSC.

Lynn A. Franceschina	Executive Vice President, Chief Operating Officer, Director of CCC, CCSC & CIGF, Inc.

Jay Dugan	Executive Vice President & Chief Technology Officer of CCC, CCSC & CIGF, Inc. and Director of CCC

Peter Daley	Director of CCC

James Pruett	Senior Vice President & Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Senior Vice President & Broker Services Manager of CCC, CCSC & CIGF, Inc.

Richard G. Devlin III	Vice President and General Counsel of CCC, CCSC & CIGF, Inc.

Edmond J. Enderle	Vice President and Controller of CCC, CCSC, & CIGF, Inc.

Donna Abbott	Vice President & Investor Services Manager of CCC, CCSC & CIGF, Inc.

Richard Kizer	Vice President & Portfolio Manager of CCC & CIGF, Inc.

Kimberly A. Springsteen, age 48, joined Commonwealth in 1997, as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the general partner). Ms. Springsteen is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of Alternative Investments. Ms. Springsteen is the sole shareholder of Commonwealth Capital Corp. and subsidiaries.  Ms. Springsteen has served as Executive Vice President, COO.  In 1997, Ms. Springsteen was elected to the Board of Directors of the parent corporation, and founded its broker/dealer arm (Commonwealth Capital Securities Corp.). She was appointed President, COO and Compliance Director of the broker/dealer and elected to its Board of Directors. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing Association, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association.

Henry J. Abbott, age 57, joined Commonwealth in 1998, as a Portfolio Manager.  Mr. Abbott serves as President of CCC and CIGF, Inc and as a Director of the parent and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off lease equipment. Mr. Abbott serves as senior member on the Portfolio Advisory Committee, the Disaster Recovery Committee and the Facilities Committee.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing Association and the Investment Program Association.

William Pieranunzi III, age 50, joined Commonwealth in 2007 as President of CCSC, the broker/dealer affiliate.  Mr. Pieranunzi also serves as a Director of CCC and CCSC.  Mr. Pieranunzi is responsible for managing due diligence and broker/dealer development, as well as coordination of the national marketing effort, syndication and product development.  Mr. Pieranunzi was elected to the Board of Directors of the parent and its affiliates January 1, 2008.  Mr. Pieranunzi serves on the Disaster Recovery Committee and the Website committee.  From 1981 to 1995 Mr. Pieranunzi has held his FINRA series 22 and 63 licenses. Through his employment agreement with Commonwealth Capital Corp., Mr. Pieranunzi has agreed to re-establish his licenses.  Prior to Commonwealth, Mr. Pieranunzi in 2005 co-founded and was Chief Executive Officer and President of Jing Tsai Entertainment Company, Ltd. in Foshan, Guangdong Province, China; Foshan’s premiere entertainment company through multiple 99KTV Store Locations.  He retains his titles and continues to serve on the board OF Jung Tsai.  Prior to that, from 1996-2004, Mr. Pieranunzi was a private investor. From 1984-1995, Mr. Pieranunzi worked at PLM International, then a $1.4 billion publicly traded worldwide provider of transportation equipment and related financial services. He joined PLM as a junior wholesaler and in 1994 became Executive Vice President.  Prior to that, from 1981 to 1984 Mr. Pieranunzi worked at Mutual Benefit Financial Services Company, the registered broker/dealer of Mutual Benefit Life Insurance Company where he was manager of the mutual funds and pension divisions.  Mr. Pieranunzi is a Magna cum Laude, Beta Gamma Sigma graduate of Boston College’s School of Management. Mr. Pieranunzi is a member of the Equipment Leasing Association, the Investment Program Association, the National Association of Equipment Leasing Brokers, and the Financial Planners Association.

Lynn A. Franceschina, age 36, joined Commonwealth in 2001 and serves as Executive Vice President, Chief Operating Officer and Director of the parent and its affiliates.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting, and tax functions, investor communications, and human resources.  During the period of March 2004 to October 2004, Ms. Franceschina was employed with Wilmington Trust Corp., where she was a part in the development of policies and procedures related to Sarbanes Oxley and its documentation.  Prior to Commonwealth, in 1994 until 1999, Ms. Franceschina served as a Senior Accountant with Duquesne University, and from 1999 to 2000, a Senior Financial Analyst for Environ Products.  Ms. Franceschina attended Robert Morris University and holds a Bachelor of Science in Accounting.  Ms. Franceschina holds her FINRA Series 22, 63, and 39 licenses.  Ms. Franceschina serves on the Portfolio Advisory Committee and the Disaster Recovery Committee, as well as a member of the Equipment Leasing Association, the Investment Program Association and the Institute of Management Accountants.

Jay Dugan, age 59, joined Commonwealth in 2002 and serves as Executive Vice President and Chief Technology Officer of the parent and its affiliates. Mr. Dugan is responsible for the information technology vision, security and operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 68, joined Commonwealth in 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 42, joined Commonwealth in 2002 and serves as Senior Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing Association and the Investment Program Association.

Mark Hershenson, age 42, joined Commonwealth in 2002 and serves as Senior Vice President and Broker Dealer Manager of the parent and its affiliates.  Mr. Hershenson is responsible for management of all custodial relationships, broker services in the areas of product education and production goals, wholesaler scheduling/support and internal sales staff.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer for MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s in Psychology, with a concentration in Marketing/Organizational Behaviorism and Master’s level coursework in Financial Planning through American College.  Mr. Hershenson holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing Association and the Investment Program Association.  Mr. Hershenson is also a member of the Website Committee.

Richard G. Devlin III, age 36, joined Commonwealth in October 2006 and serves as Vice President and General Counsel.  Mr. Devlin is responsible for all Blue Sky activities, FINRA and SEC registrations, and legal opinions for our funds, syndication, and general legal matters.  Mr. Devlin also assists with broker-dealer compliance functions. Mr. Devlin holds his FINRA Series 22 and 63 licenses.  Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Also, as part of Reed Smith’s Securitization Practice Group, Mr. Devlin managed a team of professionals in a high volume commercial loan servicing practice.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania.  Mr. Devlin has also advised MBA students at Drexel University as a judge of the 2006 Business Plan Competition at the Baiada Center for Entrepreneurship at Drexel’s LeBow College of Business, and was a recipient of the 2006 MS Leadership Award from the National Multiple Sclerosis Society.  Mr. Devlin serves as a member of the Website Committee.

Edmond J. Enderle, age 61, joined Commonwealth in 2006 and serves as Vice President and Controller.  Mr. Enderle is responsible for Regulatory Filings, Internal Controls, Budgeting, Forecasting, Cash Flow Projections and all accounting related to Syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked most recently at Sunoco Logistics Partners LP located in Philadelphia.  This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager where he was responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics an Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting.  Mr. Enderle attended St. Josephs University in Philadelphia and holds a Bachelor of Science in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation

Donnamarie D. Abbott, age 49, joined Commonwealth in 2001 and serves as Vice President and Investor Services Manager of the parent and its affiliates.  Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors’ final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting.  Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee.  Ms. Abbott holds her FINRA Series 22 and 63 licenses.  Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor.  Ms. Abbott is a member of the Equipment Leasing Association and a member of the Investment Program Association.

Richard Kizer, age 51, joined Commonwealth in 2006 and serves Vice President and Portfolio Manager of CCC and CIGF, Inc.  Mr. Kizer is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, from 2004 until 2005, Mr. Kizer was employed as a Vertical Account Executive at Nextel Partners where he was responsible for selling wireless products and services to major utilities and colleges and universities in the southeast.  In 2003, he worked as the Area Sales Manager for Alltel Communications and was responsible for business sales in Pensacola, Florida and Mobile, Alabama.  In 1996, he founded and operated the GlobalKnow Corporation, an educational product design and marketing company, where he worked until 2003.  Mr. Kizer was also employed as the Manager for Product Marketing at GTE Telecommunications Services from 1991 until 1996 where he was responsible for managing a large inventory of wireless voice and data products for GTE stores and agents nationwide.  Before reentering the private sector in 1991, Mr. Kizer served in the South Carolina Governor’s Office as the Deputy Director of Public Safety where he helped coordinate federal, state and local response to two Presidentially-declared natural disasters including Hurricane Hugo.  He also served four years on active duty as a First Lieutenant in the United States Army.   Mr. Kizer received his Master of Public Administration degree from the College of Charleston in 1987 and Bachelor of Arts from the University of South Carolina in 1978.

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

The Partnership has no audit committee financial expert, as defined in item 401 of Regulation S-K (17CFR § 229.401) under the Exchange Act, serving on its audit committee.  An audit committee is not required because the Partnership’s units are not listed securities (as defined by 17CFR§ 240.10A-3); therefore, no audit committee financial expert is required.

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

ITEM 12:                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2007	AMOUNT INCURRED DURING 2006

OFFERING AND ORGANIZATION STAGE

The General Partner	Organizational Fee. An organization fee equal to three percent of the first $10,000,000 of Limited Partners’ capital contributions and two percent of the Limited Partners’ capital contribution in excess of $10,000,000, as compensation for the organization of the Partnership. The General Partner pays all organizational and offering expenses, other than underwriter’s commissions and a non-accountable expense allowance payable to the dealer manager that is equal to the lesser of (i) one percent of the offering proceeds or (ii) $50,000.	$ -	$ 105,000

The General Partner’s Affiliates	Selling Commissions and Dealer Manager Fees. The amount of underwriting commissions (which include selling commissions and dealer manager fees) ranged between four and nine percent of capital contributions based upon the quantity of units sold to a single investor. The units were offered to the public through Commonwealth Capital Securities Corp., which received selling commissions of up to eight percent on all sales of units and acted as the dealer manager for which it received a dealer manager fee of two percent on all sales of units.	$ -	$ 525,000

OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner
Equipment Acquisition Fee. An equipment acquisition fee of four percent of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and the lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the offering with respect to the equipment purchased by the Partnership with the net proceeds of the offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the offering available for investment in equipment, the fee will be paid when such equipment is acquired.  Of this amount, approximately $129,000 and $284,000, respectively has been earned by the General Partner relating to equipment acquired in 2007 and 2006. The remaining balances of approximately $248,000 and $377,000 from 2007 and 2006 will be earned with acquisitions in future periods.
		$ 248,000	$ 391,000

The General Partner and its Affiliates
Reimbursable Expenses. The General and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. The amounts set forth on this table do not include expenses incurred in the offering of units.
		$ 1,247,000	$ 1,030,000

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
		$ 26,000	$ 21,000

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
		$ 330,000	$ 178,000

The General Partner
Re-Lease Fee. As Compensation for providing re-leasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease of conditional sales contract, arranged a subsequent lease of conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee of other operator of such equipment or its affiliates (“re-lease”), the General Partner will receive, on a monthly basis, a re-lease fee equal to the lesser of (a) the  fees which would be charged by an independent third party of comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such re-lease.
		$ -	$ -

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
		$ 200	$ -

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
		$ 25,000	$ 24,000

CONFLICTS OF INTEREST

The Partnership is subject to various conflicts of interest arising out of its relationships with the General Partner and its affiliates.  These conflicts include the following:

Competitions with General Partner and Affiliates: Competitions for Management’s time

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

“Full Payout Net Lease” means an initial net lease of the equipment under which the non-cancelable rental payments due (and which can be calculated at the commencement of the net lease) during the initial noncancelable fixed term (not including any renewal or extension period) of the lease or other contract for the use of the equipment are at least sufficient to recover the purchase price of the equipment.

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

ITEM 14:                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, were approximately $92,000 and $68,600.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal year ended December 31, 2007 and 2006 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

There were no aggregate fees billed in the fiscal year ended December 31, 2007 and 2006 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance; tax advice and tax planning.

ALL OTHER FEES

The aggregate fees billed in the fiscal year ended December 31, 2007 and 2006 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14 were $0 and $0.

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

The percentage of audit-related, tax and other services that were approved by the board of directors is 100%.

PART IV

ITEM 15:                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ONFORM 10-K

(a) (1)	Financial Statements
	Report of Independent Registered Public Accounting Firm	1
	Balance Sheets as of December 31, 2007 and 2006	2
	Statements of Operations for the years ended December 31, 2007 and 2006	4
	Statements of Partners’ Capital for the years ended December 31, 2007 and 2006	5
	Statements of Cash Flows for the years ended December 31, 2007 and 2006	6-7
	Notes to Financial Statements	8
(a) (2)	Schedules
	Schedules are omitted because they are not applicable, not required, or because the requiredinformation is included in the financial statements and notes thereto.

(a) (3)	Exhibits
	*3.1	Certificate of Limited Partnership
	*3.2	Agreement of Limited Partnership

	31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

	32	Section 1350 Certifications by the Principal Executive Officer and Principal Financial Officer

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-108057)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf March 28, 2008 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen
Kimberly A. Springsteen
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2008:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen	Chairman, Chief Executive Officer,
Kimberly A. Springsteen	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income
& Growth Fund V

Financial Statements
Years Ended December 31, 2007 and 2006

Commonwealth Income & Growth Fund V

Contents

Report of Independent Registered Public Accounting Firm	F 1

Financial statements
Balance sheets	F 2
Statements of operations	F 4
Statements of partners’ capital	F 5
Statements of cash flows	F 6

Notes to financial statements	F 8

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund V
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund V (“Partnership”) as of December 31, 2007 and 2006, and the related statements of operations and Partners’ capital and cash flows for each of the years in the two-year period ended December 31, 2007. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund V as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 28, 2008

F 1

Commonwealth Income & Growth Fund V

Balance Sheets

December 31,	2007	2006

Assets

Cash and cash equivalents	$4,114,953	$7,071,792
Lease income receivable, net of reserve of $42,800 and $0 at December 31, 2007 and 2006	211,207	202,493
Other receivable, Commonwealth Capital Corp.	55,740	-
Other receivable, affiliated limited partnerships	1,903	58,578
Prepaid expenses	1,745	4,670
	4,385,548	7,337,533

Computer equipment, at cost	21,299,239	15,195,877
Accumulated depreciation	(7,919,040)	(2,949,031)
	13,380,199	12,246,846

Equipment acquisition costs, General Partner and deferred expenses, net of accumulated amortization of $284,601 and $148,582 at December 31, 2007 and 2006	463,248	474,586
Prepaid acquisition fees, General Partner	247,936	376,996
	711,184	851,582

Total assets	$18,476,931	$20,435,961

F 2

Commonwealth Income & Growth Fund V

 Balance Sheets

December 31,	2007	2006

Liabilities and Partners' Capital

Liabilities
Accounts payable	$292,491	$177,550
Accounts payable, General Partner	9,734	56,762
Other accrued expenses	2,182	38,446
Unearned lease income	157,032	151,248
Notes payable	3,134,218	2,320,496

Total liabilities	3,595,657	2,744,502

Partners' capital
General partner	1,000	1,000
Limited partners	14,880,274	17,690,459

Total partners' capital	14,881,274	17,691,459

Total liabilities and partners' capital	$18,476,931	$20,435,961

see accompanying notes to financial statements

F 3

Commonwealth Income & Growth Fund V

Statement of Operations

Years ended December 31,	2007	2006

Revenue
Lease	$6,606,964	$3,554,915
Interest and other	220,242	363,160

Total revenue	6,827,206	3,918,075

Expenses
Operating, excluding depreciation	1,261,938	1,139,129
Organizational costs	-	36,750
Equipment management fee, General Partner	330,348	178,193
Interest	160,164	92,630
Depreciation	5,038,347	2,706,879
Amortization of equipment acquisition costs and deferred expenses	284,601	148,582
Bad debt expense	52,860	-
Loss on sale of computer equipment	9,637	-

Total expenses	7,137,895	4,302,163

Net (loss)	$(310,689)	$(384,088)

Net (loss) allocated to limited partners	$(335,685)	$(407,832)

Net (loss) per equivalent limited partnership unit	$(0.27)	$(0.33)

Weighted average number of equivalent limited partnership units outstanding during the year	1,249,951	1,223,627

see accompanying notes to financial statements

F 4

Commonwealth Income & Growth Fund V

Statement of Partners’ Capital

	General Partner Units	Limited Partner Units	General Partner	Limited Partners	Total

Balance, January 1, 2006	50	985,494	$1,000	$15,792,735	$15,793,735
Contributions	-	264,457	-	5,254,658	5,254,658
Offering costs	-	-	-	(593,265)	(593,265)
Net income (loss)	-	-	23,743	(407,832)	(384,088)
Distributions	-	-	(23,743)	(2,355,838)	(2,379,581)

Balance, December 31, 2006	50	1,249,951	$1,000	$17,690,459	$17,691,459
Net income (loss)	-	-	24,996	(335,685)	(310,689)
Distributions	-	-	(24,996)	(2,474,500)	(2,499,496)

Balance, December 31, 2007	50	1,249,951	$1,000	$14,880,274	$14,881,274

see accompanying notes to financial statements

F 5

Commonwealth Income & Growth Fund V

Statements of Cash Flows

Years ended December 31,	2007	2006

Cash flows from operating activities
Net (loss)	$(310,689)	$(384,088)
Adjustments to reconcile net (loss) to net cash
provided by operating activities
Depreciation and amortization	5,322,948	2,855,460
Loss on sale of computer equipment	9,637	-
Bad debt expense	42,799
Other noncash activities included in determination of net (loss)	(1,759,856)	(609,485)
Changes in assets and liabilities
Lease income receivable	(51,513)	(111,446)
Other receivable, General Partner	(47,028)	(78,087)
Other receivable, affiliated limited partnerships	56,675	51,510
Other receivables	-	94,293
Prepaid expenses	2,925	(4,670)
Accounts payable	114,941	47,779
Accounts payable, General Partner	(55,740)	(4,463)
Other accrued expenses	(36,264)	29,386
Unearned lease income	5,784	105,381

Net cash provided by operating activities	3,294,619	1,991,570

Cash flows from investing activities
Capital expenditures	(3,614,595)	(7,618,422)
Prepaid acquisition fees to the General Partner	129,060	106,509
Net proceeds from the sale of computer equipment	6,836	-
Equipment acquisition fees to the General Partner	(247,527)	(390,530)

Net cash (used in) investing activities	(3,726,226)	(7,902,443)

Cash flows from financing activities
Contributions	-	5,254,658
Offering costs	-	(593,265)
Distributions to partners	(2,499,496)	(2,379,581)
Debt placement fee to the General Partner	(25,736)	(21,448)

Net cash (used in) provided by financing activities	(2,525,232)	2,260,364

Net (decrease) in cash and cash equivalents	(2,956,839)	(3,650,508)

Cash and cash equivalents at beginning of year	7,071,792	10,722,300

Cash and cash equivalents at end of year	$4,114,953	$7,071,792

see accompanying notes to financial statements

F 6

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

Allocations of income and distributions of cash are based on the Partnership’s Limited Partnership Agreement (the “Agreement”).  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  During 2007 and 2006 annual cash distributions to limited partners were made at a rate of approximately 10% of their original contributed capital.  Distributions during 2007 and 2006 reflect an annual return of capital in the amount of approximately $1.98 and $1.93, respectively, per weighted average number of limited partnership units outstanding during the year.

2.  Summary of Significant Accounting Policies

Revenue Recognition

Through December 31, 2007, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

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

F 7

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  In 2007 and 2006, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets.  In 2007 and 2006, the Partnership recorded impairment charges of $41,000 and $46,000, respectively. Such amounts have been included in depreciation expense in the accompanying financial statements.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of four years.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over four year lives.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents.  Cash equivalents have been invested in a money market account investing directly in Treasury obligations.  Cash at December 31, 2007 was held in the custody of one financial institution.  At times, the balances may exceed federally insured limits.  The Partnership mitigates this risk by depositing funds with a major financial institution. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk.

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

F 8

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”).  The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years.  The Partnership does not expect the implementation of SFAS 160 to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The Partnership is currently determining whether fair value accounting is appropriate for any of its eligible items and cannot currently estimate the impact, if any, which SFAS 159 may have on our results of operation and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2),“Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  The Partnership is currently determining the effect, if any, that the adoption of SFAS 157 and 157-1 will have on its financial statements.

3.  Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods ranging from 11 to 36 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through December 31, 2007, the Partnership’s leasing operations consisted entirely of operating leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  Remarketing fees are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  Remarketing fees of approximately $1,000 were paid for the year ended December 31, 2007. There were no such fees paid for the year ended December 31, 2006.

F 9

The Partnership’s share of the computer equipment in which it participates with other partnerships at December 31, 2007 and 2006 was approximately $8,381,000 and $3,923,000, respectively and is included in the Partnership’s fixed assets on their balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2007 and 2006 was approximately $17,371,000 and $8,188,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2007 and 2006 was $1,683,000 and $526,000, respectively.  The total outstanding debt related to the equipment shared by the Partnership at December 31, 2007 and 2006 was $3,187,000 and $1,148,000, respectively.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2007:

Year ending December 31,	Amount

2008	$6,386,233
2009	3,309,699
2010	331,443
$10,027,375

Significant Customers

Lessees exceeding 10% of lease income for the period ended December 31:

Lessee	2007	2006

Lessee A	16%	-
Lessee B	27%	-
Lessee C	-	21%
Total % of Lease Income	43%	21%

Lessees exceeding 10% of accounts receivable at December 31:

Lessee	2007	2006

Lessee A	63%	-
Lessee B	17%	-
Lessee C	10%	-
Lessee D	-	29%
Lessee E	-	17%
Lessee F	-	21%
Total % of Accounts Receivable	90%	67%

4.  Related Party Transactions

Organizational Fee

The General Partner is entitled to be paid an organizational fee equal to three percent of the first $10,000,000 of Limited Partners’ capital contributions and two percent of the Limited Partners’ capital contributions in excess of $10,000,000, as compensation for the organization of the Partnership.  There were no amounts due to the General Partner in connection with organizational fees during 2007 since the Partnership was fully subscribed on February 24, 2006.  During 2006, the Partnership paid approximately $105,000 in organizational fees to the General Partner.

Selling Commission and Dealer Manager Fees

The Partnership paid to Commonwealth Capital Securities Corp. (CCSC), an affiliate of Commonwealth Capital Corp., an aggregate of up to 10% of the partners’ contributed capital as selling commissions and dealer manager reallowance fees, after the required $1,150,000 minimum subscription amount was sold.  No such fees were paid to CCSC during 2007 since the Partnership was fully subscribed on February 24, 2006.  During 2006, selling commissions and dealer manager fees of approximately $525,000 were paid to CCSC.
F 10

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.   For the years ending December 31, 2007 and 2006, the Partnership recorded $1,247,000 and $1,030,000, respectively, for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  The fee was paid upon each closing of the offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the offering available for investment in equipment.  If the Partnership acquires equipment in an amount exceeding the net proceeds of the offering available for investment in equipment, the fee will be paid when such equipment is acquired. For the years ending December 31, 2007 and 2006, equipment acquisition fees of approximately $248,000 and $391,000, respectively, were earned by the General Partner. The balance of approximately $248,000 and $377,000, respectively, will be earned in future periods.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  During 2007 and 2006 the Partnership paid approximately $26,000 and $21,000, respectively, in debt placement fees to the General Partner.  There were no amounts due to the General Partner in connection with debt placement fees as of December 31, 2007 and 2006.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases.  During 2007 and 2006, equipment management fees of approximately $330,000 and $178,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

Re-lease Fee

As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates (“Re-lease”), the General Partner shall receive, on a monthly basis, a Re-lease Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Re-lease.  There were no such fees paid to or earned by the General Partner in 2007 and 2006.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sales commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  During 2007 the General Partner earned approximately $200 in liquidation fees.  There were no such fees earned by the General Partner in 2006.
F 11

5.  Notes Payable

Notes Payable are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.
December 31,	2007	2006
Installment note payable to banks; interest at 4.61%, due in monthly installments of $160, including interest with final payment in December 2007	$-	$622

Installment notes payable to banks; interest ranging from 4.65% to 6.30% due in monthly installments ranging from $1,095 to $14,239 including interest with final payments from February through Oct 2008	275,143	714,889

Installment notes payable to banks; interest ranging from 5.90% to 6.20% due in monthly installments ranging from $8,944 to $51,650 including interest with final payments from February through Oct 2009	2,337,462	1,604,985

Installment notes payable to banks; interest ranging from 5.40% to 5.85% due in monthly installments ranging from $23,643to $31,661 including interest with final payments through July 2010	521,613	-

	$3,134,218	$2,320,496

Aggregate maturities of notes payable for each of the years subsequent to December 31, 2007 are as follows:

Payments on the above notes are due as follows:

Year Ending December 31,

2008	$1,847,039
2009	1,171,401
2010	115,778
$3,134,218

6.  Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Year ending December 31,	2007	2006

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$1,759,856	$609,485

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Year ended December 31,	2007	2006

Debt assumed in connection with purchase of computer equipment	$2,573,578	$2,144,823

Prepaid acquisition fees earned by the General Partner	$129,060	$106,509

F 12

7.  Reconciliation of Net Reported for Financial Reporting Purposes to Taxable Income on the Federal Partnership Return

Year ended December 31,	2007	2006

Net (loss) for financial reporting purposes	$(292,763)	$(384,088)
Adjustments
Depreciation	1,215,336	505,251
Amortization	228,124	100,064
Unearned lease income	5,784	36,751
Other	42,326	134,521

Taxable income on the Federal Partnership return	$1,198,807	$392,499

The “Adjustments — Other” includes financial statement adjustments reflected on the tax return in the subsequent year.

8.  Quarterly Results of Operation (Unaudited)

Summarized quarterly financial data for the years ended December 31, 2007 and 2006 is as follows:

		Quarter ended
	March 31	June 30	September 30	December 31

2007

Revenues
Lease and other	$1,452,763	$1,784,260	$1,773,753	$1,816,430
(Loss) on sale of computer equipment	-	(38)	(4,854)	-

Total revenues	1,452,763	1,784,222	1,768,899	1,816,430

Total costs and expenses	1,481,339	1,872,523	1,868,853	1,910,288

Net (loss)	$(28,576)	$(88,301)	$(99,954)	$(93,858)
Net (loss) allocated to limited partners	$(34,826)	$(94,547)	$(106,204)	$(100,108)
Net (loss) per limited partner unit	$(0.03)	$(0.08)	$(0.08)	$(0.08)

		Quarter ended
	March 31	June 30	September 30	December 31

2006

Revenues
Lease and other	$654,012	$880,314	$1,128,361	$1,255,388
Total revenues	654,012	880,314	1,128,361	1,255,388

Total costs and expenses	901,778	941,277	1,112,123	1,346,985

Net (loss) income	$(247,766)	$(60,963)	$16,238	$(91,597)
Net (loss) income allocated to limited partners	$(254,244)	$(65,730)	$9,339	$(97,196)
Net (loss) income per limited partner unit	$(0.22)	$(0.05)	$0.01	$(0.08)

F 13