Form 10-Q
period 2008-06-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2008-08-14
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

FORM 10-Q
JUNE 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Cash and cash equivalents	$3,776,394	$4,114,953
Lease income receivable, net of reserves of $42,800 as of June 30, 2008 and December 31, 2007	275,163	211,207
Other receivable, Commonwealth Capital Corp.	320,833	55,740
Other receivable, affiliated limited partnerships	1,578	1,903
Prepaid expenses	11,572	1,745
	4,385,540	4,385,548

Computer equipment, at cost	21,183,440	21,299,239
Accumulated depreciation	(10,111,495)	(7,919,040)
	11,071,945	13,380,199

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $156,638 and $284,601 at June 30, 2008 and December 31, 2008	344,403	463,248
Prepaid acquisition fees, General Partner	226,965	247,936
	571,368	711,184

Total assets	$16,028,853	$18,476,931

Liabilities and Partners' Capital

Liabilities
Accounts payable	$37,088	$292,491
Accounts payable, General Partner	46,054	9,734
Other accrued expenses	-	2,182
Unearned lease income	173,227	157,032
Notes payable	2,428,370	3,134,218
Total liabilities	2,684,739	3,595,657

Partners' Capital
General partner	1,000	1,000
Limited partners	13,343,114	14,880,274
Total Partners' Capital	13,344,114	14,881,274

Total Liabilities and Partners' Capital	$16,028,853	$18,476,931

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations

	Three months Ended		Six months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)

Revenue
Lease	$1,739,599	$1,737,452	$3,567,278	$3,115,734
Interest and other	21,125	46,808	49,795	121,289
Gain on sale of computer equipment	87,240	-	82,274	-
Total revenue	1,847,964	1,784,260	3,699,347	3,237,023

Expenses
Operating	422,466	369,762	795,940	655,984
Equipment management fee, General Partner	92,059	86,873	178,364	155,787
Interest	39,201	40,676	82,495	68,739
Depreciation	1,395,027	1,300,867	2,758,168	2,340,095
Amortization of equipment acquisition costs and deferred expenses	78,992	74,345	156,772	133,260
Loss on sale of computer equipment	-	38	-	38
Total expenses	2,027,745	1,872,561	3,971,739	3,353,903

Net (loss)	$(179,781)	$(88,301)	$(272,392)	$(116,880)

Net (loss) allocated to limited partners	$(186,031)	$(94,547)	$(284,892)	$(129,376)

Net (loss) per equivalent limited partnership unit	$(0.15)	$(0.08)	$(0.23)	$(0.10)

Weighted average number of equivalent limited partnership units outstanding during the period	1,249,951	1,249,951	1,249,951	1,249,951

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Partners’ Capital
For the Six Months ended June 30, 2008
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2008	50	1,249,951	$1,000	$14,880,274	$14,881,274
Net income (loss)	-	-	12,500	(284,892)	(272,392)
Redemptions	-	(1,000)	-	(15,192)	(15,192)
Distributions	-	-	(12,500)	(1,237,076)	(1,249576)
Balance, June 30, 2008	50	1,248,951	$1,000	$13,343,114	$13,344,114

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow

	Six Months Ended
	June 30,
	2008	2007
	(unaudited)

Net cash provided by operating activities	$1,019,161	$1,788,248

Capital expenditures	(583,599)	(3,563,021)
Prepaid acquisition fees	20,971	129,060
Net proceeds from the sale of computer equipment	507,602	744
Equipment acquisition fees paid to General Partner	(35,010)	(231,319)
Net cash (used in) investing activities	(90,036)	(3,664,536)

Redemptions	(15,192)	-
Distributions to partners	(1,249,576)	(1,249,545)
Debt Placement fees paid to General Partner	(2,916)	(22,200)
Net cash (used in) financing activities	(1,267,684)	(1,271,745)

Net (decrease) in cash and cash equivalents	(338,559)	(3,148,032)
Cash and cash equivalents, beginning of period	4,114,953	7,071,792

Cash and cash equivalents, end of period	$3,776,394	$3,923,760

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

The Partnership used the proceeds of the Offering to acquire, own and lease various types of information technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

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

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Management’s assessment of the following accounting pronouncements has changed since disclosed in its Form 10K for December 31, 2007

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to Audit Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Partnership is currently evaluating the potential impact, if any, of the adoption of SFAS 162 on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”.  As of January 1, 2008 the Partnership adopted SFAS No.159. The Partnership has not elected the fair value option for any assets or liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1    (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2), “Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  As of January 1, 2008 the Partnership partially adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the financial statements of the Partnership at June 30, 2008

Basis of Presentation

The financial information presented as of any date other than December 31, 2007 has been prepared from the books and records without audit.  Financial information as of December 31, 2007 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007.  Operating results for the six months ended June 30, 2008 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that impairment in the amount of approximately $15,000 existed as of June 30, 2008. No impairment was recorded for the six months ended June 30, 2007.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

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

Through June 30, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis in accordance with the terms of the operating lease agreements.  The company’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the equipment is re-leased or sold.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the six months ended June 30, 2008 remarketing fees were incurred in the amount of approximately $5,000. No remarketing fees were incurred for the six months ended June 30, 2007.

The Partnership’s share of the computer equipment in which it participates with other partnerships at June 30, 2008 and December 31, 2007 was approximately $8,991,000 and $8,381,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2008 and December 31, 2007 was approximately $20,827,000 and $17,371,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2008 and December 31, 2007 was $1,457,000 and $1,683,000, respectively.  The total outstanding debt associated with this equipment at June 30, 2008 and December 31, 2007 was $3,585,000 and $3,187,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at June 30 2008:
Amount

S Six months ending December 31, 2008	$3,040,569
Year ended December 31, 2009	3,131,282
Year ended December 31, 2010	491,926
Year ended December 31, 2011	33,235
$6,697,012

4. Related Party Transactions

Receivables/Payables

As of June 30, 2008, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the six months ended June 30, 2008 and 2007, the Partnership recorded approximately $769,000 and $664,000, respectively, for reimbursement of expenses to the General Partner.

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

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the six months ended June 30, 2008 and 2007, equipment acquisition fees of approximately $35,000 and $231,000, respectively, were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the six months ended June 30, 2008 and 2007 debt placement fees of approximately $3,000 and $22,000, respectively, were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the six months ended June 30, 2008 and 2007, equipment management fees of approximately $178,000, and $156,000, respectively, were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the six months ended June 30, 2008 and 2007, equipment liquidation fees of approximately $17,000 and $23, respectively, were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:
	June 30, 2008	December 31, 2007
Installment notes payable to banks; interest ranging from 4.65% to 6.30%, due in monthly installments ranging from $1,095 to $14,239, including interest, with final payments from February through October 2008.	$74,556	$275,143

Installment notes payable to banks; interest ranging from 5.25% to 6.20% due in monthly installments ranging from $6,588 to $134,671, including interest, with final payments from January through October 2009.	1,699,009	2,337,462

Installment notes payable to banks; interest ranging from 5.40% to 5.85%, due in monthly installments ranging from $23,643 to $31,661, including interest, with final payments from January 2010 through July 2010.	422,861	521,613

Installment note payable to bank; interest of 5.75%, due in monthly installment of $22,756, including interest, with final payment in January 2011.	231,944	-
	$2,428,370	$3,134,218

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2008 are as follows:
Amount

Six months ending December 31, 2008	$860,687
Year ended December 31, 2009	1,278,705
Year ended December 31, 2010	202,378
Year ended December 31, 2011	86,600
$2,428,370

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2008	2007

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$997,491	$796,283

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2008	2007
Debt assumed in connection with purchase of computer equipment	$291,642	$2,219,952
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$20,970	$129,060
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$20,970	$129,060

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Certain statements within this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). These statements are being made pursuant to the PSLRA, with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA, and, other than as required by law, we assume no obligation to update or supplement such statements. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words such as “may,” “will,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict” or “project” and variations of these words or comparable words or phrases of similar meaning. These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

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

COMPUTER EQUIPMENT

Commonwealth Capital Corp., on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three or four years.

REVENUE RECOGNITION

Through June 30, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreement. The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that impairment in the amount of approximately $15,000 existed as of June 30, 2008.   No impairment was recorded for the six months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of capital for the six months ended June 30, 2008 and 2007 was cash provided by operating activities of approximately $1,019,000 and $1,788,000.  Equipment was purchased in the amount of approximately $584,000 during the six months ended June 30, 2008 and distributions were paid in the amount of approximately $1,250,000.  Equipment was purchased in the amount of approximately $3,563,000 during the six months ended June 30, 2007 and distributions were paid in the amount of approximately $1,250,000.

The Partnership intends to invest approximately $2,000,000 in additional equipment for the remainder of 2008.  The acquisition of this equipment will be funded by debt financing and cash flows from lease rental payments.

For the six months ended June 30, 2008, the Partnership generated cash flows from operating activities in the amount of approximately $1,019,000, which includes a net loss of approximately $272,000, and depreciation and amortization expenses of approximately $2,915,000.  Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $997,000.

For the six months ended June 30, 2007, the Partnership generated cash flows from operating activities in the amount of approximately $1,788,000, which includes a net loss of approximately $117,000, and depreciation and amortization expenses of approximately $2,473,000.  Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $796,000.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of June 30, 2008, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $3,041,000 for the balance of the year ending December 31, 2008 and approximately $3,656,000 thereafter.  As of June 30, 2008, the outstanding debt was approximately $2,428,000 with interest rates ranging from 4.65% to 6.30%, and will be payable through January 2011.

The Partnership’s cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and preferred distributions to Partners during the next 12-month period.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  The Partnership may, from time to time, reduce the distributions to its Partners if it deems necessary.  Since the Partnership’s leases are on a triple-net basis, no reserve for maintenance and repairs is deemed necessary.

The Partnership’s share of the computer equipment in which it participates with other partnerships at June 30, 2008 and December 31, 2007 was approximately $8,991,000 and $8,381,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2008 and December 31, 2007 was approximately $20,827,000 and $17,371,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2008 and December 31, 2007 was $1,457,000 and $1,683,000, respectively.  The total outstanding debt associated with this equipment at June 30, 2008 and December 31, 2007 was $3,585,000 and $3,187,000, respectively.

RESULTS OF OPERATIONS

Three months ended June 30, 2008 compared to Three months ended June 30, 2007

For the three months ended June 30, 2008, the Partnership recognized revenue of approximately $1,848,000 and expenses of approximately $2,028,000, resulting in a net loss of approximately $180,000.  For the three months ended June 30, 2007, the Partnership recognized revenue of approximately $1,784,000 and expenses of approximately $1,873,000, resulting in a net loss of approximately $89,000.

Lease income increased to approximately $1,740,000 for the three months ended June 30, 2008, from approximately $1,737,000 for the three months ended June 30, 2007.  This increase was primarily due to more new lease agreements being entered into versus lease agreements terminating during the three months ended June 30, 2008.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  The expenses increased 14% to approximately $422,000 for the three months ended June 30, 2008, from $370,000 for the three months ended June 30, 2007.  This increase is primarily attributable to an increase in Partnership taxes, limited partnership expenses and remarketing fees.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased 6% to approximately $92,000 for the three months ended June 30, 2008, from $87,000 for the three months ended June 30, 2007, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased 7% to approximately $1,474,000 for the three months ended June 30, 2008, from $1,374,000 for the three months ended June 30, 2007. This increase was due to the acquisition of new equipment attributable to the purchase of new leases.

Six months ended June 30, 2008 compared to Six months ended June 30, 2007

For the six months ended June 30, 2008, the Partnership recognized income of approximately $3,699,000, and expenses of approximately $3,972,000, resulting in a net loss of approximately $272,000.  For the six months ended June 30, 2007, the Partnership recognized income of approximately $3,237,000, and expenses of approximately $3,354,000, resulting in a net loss of approximately $117,000.

Lease income increased 14% to $3,567,000 for the six months ended June 30, 2008, from $3,116,000, for the six months ended June 30, 2007, primarily due to more lease agreements entered into since the six months ended June 30, 2007.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  The expenses increased to approximately $796,000 for the six months ended June 30, 2008, from $656,000 for the six months ended June 30, 2007, primarily due to an increase in other limited partnership expenses, Partnership taxes and legal fees.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $178,000 for the six months ended June 30, 2008, from $156,000 for the six months ended June 30, 2007, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased 18% to approximately $2,915,000 for the six months ended June 30, 2008, from $2,473,000 for the six months ended June 30, 2007. This increase was due to the acquisition of new equipment attributable to the purchase of new leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2008 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the second quarter of 2008 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.                                Legal Proceedings

In April 2007, our lessee Quick Loan Funding, Inc. began defaulting on its lease payments.  From April 2007 through the first quarter of 2008 we attempted several times to collect payment of outstanding lease payments and to recover the equipment from this lessee. On April 2, 2008, we filed suit in the Superior Court of Orange County, California (Docket No. 30-2008-00104785) against Quick Loan Funding, Inc. and its owner, Daniel Sadek, to recover the unpaid lease payments, late fees and the equipment. In July 2008, we recovered a portion of the equipment leased to Quick Loan Funding, and we are continuing to pursue all available means to recover the remainder of the equipment and the outstanding amounts owed to us.  We anticipate the entry of a judgment in our favor during the third quarter of 2008, and will then focus on enforcement of the judgment against any available assets of Quick Loan Funding.   While we believe Quick Loan Funding is currently insolvent, to our knowledge no proceedings in bankruptcy have been initiated, and we believe that Quick Loan Funding may have sufficient assets to cover our anticipated judgment against it.  To date, the Partnership has recorded a reserve against all outstanding rentals in the amount of approximately $43,000 and has impaired the equipment leased to Quick Loan Funding by 10% this quarter. The Partnership determined that impairment in the amount of approximately $15,000 existed as of June 30, 2008.  Prior to the first quarter of 2008, the Partnership had impaired these assets by approximately 15%.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 14, 2008	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

/s/ Lynn A. Franceschina
Lynn A. Franceschina
Executive Vice President, Chief Operating Officer