Form 10-Q
period 2008-09-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2008-11-14
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008            or

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

FORM 10-Q
SEPTEMBER 30, 2008

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Cash and cash equivalents	$3,659,160	$4,114,953
Lease income receivable, net of reserves of $73,600 and $42,800 as of
September 30, 2008 and December 31, 2007	135,197	211,207
Other receivable, Commonwealth Capital Corp.	368,997	55,740
Other receivable, General Partner	18,516	-
Other receivable, affiliated limited partnerships	300	1,903
Prepaid expenses	6,016	1,745
	4,188,186	4,385,548

Computer equipment, at cost	21,259,701	21,299,239
Accumulated depreciation	(11,365,872)	(7,919,040)
	9,893,829	13,380,199

Equipment acquisition costs and deferred expenses, net of accumulated
amortization of $633,924 and $284,601 at September 30, 2008 and December 31, 2007	275,808	463,248
Prepaid acquisition fees, General Partner	219,470	247,936
	495,278	711,184

Total assets	$14,577,293	$18,476,931

Liabilities and Partners' Capital

Liabilities
Accounts payable	$11,515	$292,491
Accounts payable, General Partner	19,919	9,734
Other accrued expenses	12,208	2,182
Unearned lease income	145,278	157,032
Notes payable	1,930,616	3,134,218
Total liabilities	2,119,536	3,595,657

Partners' Capital
General partner	1,000	1,000
Limited partners	12,456,757	14,880,274
Total Partners' Capital	12,457,757	14,881,274

Total Liabilities and Partners' Capital	$14,577,293	$18,476,931

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three months Ended		Nine months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue
Lease	$1,623,117	$1,716,760	$5,190,395	$4,832,494
Interest and other	23,593	56,993	73,388	178,282
Gain on sale of computer equipment	2,709	-	84,982	-
Total revenue	1,649,419	1,773,753	5,348,765	5,010,776

Expenses
Operating	327,542	277,359	1,123,480	933,343
Equipment management fee- General Partner	81,156	85,838	259,520	241,625
Interest	32,326	41,977	114,822	110,715
Depreciation	1,330,147	1,350,370	4,088,315	3,690,465
Amortization of equipment acquisition costs and deferred expenses	76,089	74,848	232,861	208,108
Bad debt expense	30,818	38,461	30,818	38,461
Loss on sale of computer equipment	-	4,854	-	4,892
Total expenses	1,878,078	1,873,707	5,849,816	5,227,609

Net (loss)	$(228,659)	$(99,954)	$(501,051)	$(216,833)

Net (loss) allocated to limited partners	$(234,897)	$(106,204)	$(519,789)	$(235,579)

Net (loss) per equivalent limited partnership unit	$(0.19)	$(0.08)	$(0.42)	$(0.19)

Weighted average number of equivalent limited partnership units outstanding during the period	1,248,010	1,249,951	1,249,082	1,249,951

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Partners’ Capital
For the Nine Months ended September 30, 2008
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2008	50	1,249,951	$1,000	$14,880,274	$14,881,274
Net income (loss)	-	-	18,738	(519,789)	(501,051)
Redemptions	-	(3,824)	-	(49,119)	(49,119)
Distributions	-	-	(18,738)	(1,854,609)	(1,873,347)
Balance, September 30, 2008	50	1,246,127	$1,000	$12,456,757	$12,457,757

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow

	Nine Months Ended
	September 30,
	2008	2007
	(unaudited)

Net cash provided by operating activities	$1,708,949	$2,587,890

Capital expenditures	(770,973)	(3,563,021)
Prepaid acquisition fees	28,466	129,060
Net proceeds from the sale of computer equipment	545,652	4,715
Equipment acquisition fees- General Partner	(42,505)	(231,319)
Net cash (used in) investing activities	(239,360)	(3,660,565)

Redemptions	(49,119)	-
Distributions to partners	(1,873,347)	(1,874,520)
Debt Placement fees paid to General Partner	(2,916)	(22,200)
Net cash (used in) financing activities	(1,925,382)	(1,896,720)

Net (decrease) in cash and cash equivalents	(455,793)	(2,969,395)
Cash and cash equivalents, beginning of period	4,114,953	7,071,792

Cash and cash equivalents, end of period	$3,659,160	$4,102,397

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

The Partnership used the proceeds of the Offering to acquire, own and lease various types of information technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the Partnership and other affiliated partnerships based on certain risk factors.  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2015.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and will be adopted by the Partnership in the first quarter of its fiscal year 2008.   In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2), “Effective Date of FASB Statement No 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  As of January 1, 2008 the Partnership partially adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the financial statements of the Partnership at September 30, 2008.  In October 2008, the FASB issued FSP SFAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP SFAS 157-3"), which is effective upon issuance for all financial statements that have not been issued. FSP SFAS 157-3 clarifies the application of SFAS 157, in a market that is not active. The Partnership is currently evaluating the potential impact, if any, of the adoption of FSP SFAS 157-3 on its financial statements.

Basis of Presentation

The financial information presented as of any date other than December 31, 2007 has been prepared from the books and records without audit.  Financial information as of December 31, 2007 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2007.  Operating results for the nine months ended September 30, 2008 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of September 30, 2008.  The Partnership recorded impairment charges of approximately $41,000 (included in depreciation expense) for the period ended September 30, 2007.

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

Through September 30, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis in accordance with the terms of the operating lease agreements.  The company’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the equipment is re-leased or sold.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the nine months ended September 30, 2008 and 2007 remarketing fees were incurred in the amount of approximately $51,000 and $1,000, respectively. For the nine months ended September 30, 2008 and 2007, remarketing fees were paid in the amount of approximately $22,000 and $0, respectively.

The Partnership’s share of the computer equipment in which it participates with other partnerships at September 30, 2008 and December 31, 2007 was approximately $9,149,000 and $8,381,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2008 and December 31, 2007 was approximately $21,355,000 and $17,371,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2008 and December 31, 2007 was $1,202,000 and $1,683,000, respectively.  The total outstanding debt associated with this equipment at September 30, 2008 and December 31, 2007 was $3,012,000 and $3,187,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at September 30, 2008:

Amount

TtThree months ending December 31, 2008	$1,534,466
Year ended December 31, 2009	3,178,972
Year ended December 31, 2010	539,617
Year ended December 31, 2011	68,655
$5,321,710

4. Related Party Transactions

Receivables/Payables

As of September 30, 2008, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies and services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.  During the nine months ended September 30, 2008 and 2007, the Partnership recorded approximately $1,068,000 and $925,000, respectively, for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the nine months ended September 30, 2008 and 2007, equipment acquisition fees of approximately $42,000 and $231,000, respectively, were earned by the General Partner.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  For the nine months ended September 30, 2008 and 2007 debt placement fees of approximately $3,000 and $22,000, respectively, were earned by the General Partner.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the nine months ended September 30, 2008 and 2007, equipment management fees of approximately $260,000 and $242,000, respectively, were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the nine months ended September 30, 2008 and 2007, equipment liquidation fees of approximately $18,000 and $200, respectively, were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:
	September 30, 2008	December 31, 2007
Installment notes payable to banks; interest ranging from 4.65% to 6.30%, due in monthly installments ranging from $1,095 to $14,239, including interest, with final payments from February through September 2008.	$-	$275,143

Installment notes payable to banks; interest ranging from 5.25% to 6.20% due in monthly installments ranging from $6,588 to $134,671, including interest, with final payments from January through October 2009.	1,346,617	2,337,462

Installment notes payable to banks; interest ranging from 5.40% to 5.85%, due in monthly installments ranging from $23,643 to $31,661, including interest, with final payments from January 2010 through July 2010.	373,440	521,613

Installment note payable to bank; interest of 5.75%, due in monthly installment of $22,756, including interest, with final payment in January 2011.	210,559	-
	$1,930,616	$3,134,218

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2008 are as follows:

Amount

Three months ending December 31, 2008	$427,099
Year ended December 31, 2009	1,278,705
Year ended December 31, 2010	202,378
Year ended December 31, 2011	22,434
$1,930,616

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2008	2007

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$1,495,243	$1,265,975

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2008	2007
Debt assumed in connection with purchase of computer equipment	$291,642	$2,219,952
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$42,505	$231,319
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$42,505	$231,319

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

COMPUTER EQUIPMENT

Commonwealth Capital Corp., on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various affiliated partnerships based on certain risk factors. Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three or four years.

REVENUE RECOGNITION

Through September 30, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreement. The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of September 30, 2008.  The Partnership recorded impairment charges of approximately $41,000 (included in depreciation expense) for the period ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of capital for the nine months ended September 30, 2008 and 2007 was cash provided by operating activities of approximately $1,709,000 and $2,588,000, respectively.  The primary uses of cash for the nine months ended September 30, 2008 and 2007 were for capital expenditures for new equipment of approximately $771,000 and $3,563,000 and for payment of distributions to partners of approximately $1,873,000 and $1,875,000 respectively.

The Partnership intends to invest approximately $1,800,000 in additional equipment for the remainder of 2008.  The acquisition of this equipment will be funded by debt financing and cash flows from lease rental payments.

For the nine months ended September 30, 2008, the Partnership generated cash flows from operating activities in the amount of approximately $1,709,000 and includes a net loss of approximately $501,000, and depreciation and amortization expenses of approximately $4,321,000.  Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $1,495,000.

For the nine months ended September 30, 2007, the Partnership generated cash flows from operating activities in the amount of approximately $2,588,000, which includes a net loss of approximately $217,000, and depreciation and amortization expenses of approximately $3,899,000.  Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $1,266,000.

The Partnership's investment strategy of acquiring computer equipment and leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of September 30, 2008, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $1,534,000 for the balance of the year ending December 31, 2008 and approximately $3,788,000 thereafter.  As of September 30, 2008, the outstanding debt was approximately $1,931,000 with interest rates ranging from 5.25% to 6.20%, and will be payable through January 2011.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2008 compared to Three months ended September 30, 2007

For the three months ended September 30, 2008, the Partnership recognized revenue of approximately $1,649,000 and expenses of approximately $1,878,000, resulting in a net loss of approximately $229,000.  For the three months ended September 30, 2007, the Partnership recognized revenue of approximately $1,774,000 and expenses of approximately $1,874,000, resulting in a net loss of approximately $100,000.

Lease income decreased by 5% to approximately $1,623,000 for the three months ended September 30, 2008, from approximately $1,717,000 for the three months ended September 30, 2007.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended September 30, 2008.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  The expenses increased by 18% to approximately $328,000 for the three months ended September 30, 2008, from $277,000 for the three months ended September 30, 2007.  This increase is primarily attributable to an increase in remarketing, legal, administrative and other LP expenses and is partially offset by decreases in bad debt, insurance and information technology related expenses for the three months ended September 30, 2008.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 5% to approximately $81,000 for the three months ended September 30, 2008, from approximately $86,000 for the three months ended September 30, 2007, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses decreased 1% to approximately $1,406,000 for the three months ended September 30, 2008, from $1,425,000 for the three months ended September 30, 2007. This decrease was due to equipment and acquisition fees being depreciated and amortized, as applicable, with no offset from new equipment purchases.

Nine months ended September 30, 2008 compared to Nine months ended September 30, 2007

For the nine months ended September 30, 2008, the Partnership recogized revenue of approximately $5,349,000, and expenses of approximately $5,850,000 resulting in a net loss of approximately $501,000.  For the nine months ended September 30, 2007, the Partnership recognized revenue of approximately $5,011,000, and expenses of approximately $5,228,000, resulting in a net loss of approximately $217,000.

Lease income increased 7% to $5,190,000 for the nine months ended September 30, 2008, from $4,832,000, for the nine months ended September 30, 2007, primarily due to the purchase of equipment that is subject to lease agreements during the nine months ended September 30, 2008.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  The expenses increased by 20% to approximately $1,123,000 for the nine months ended September 30, 2008, from $933,000 for the nine months ended September 30, 2007.  This increase is primarily attributable to an increase in remarketing, legal, administrative, tax and other LP expenses and is partially offset by decreases in bad debt, insurance and information technology related expenses for the nine months ended September 30, 2008.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to 7% to approximately $260,000 for the nine months ended September 30, 2008, from $242,000 for the nine months ended September 30, 2007, which is consistent with the increase in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased 11% to approximately $4,321,000 for the nine months ended September 30, 2008, from $3,899,000 for the nine months ended September 30, 2007. This increase was due to the acquisition of new equipment attributable to the purchase of new leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2008 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the third quarter of 2008 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.                                Legal Proceedings

In April 2007, our lessee Quick Loan Funding, Inc. began defaulting on its lease payments.  From April 2007 through the first quarter of 2008 we attempted several times to collect payment of outstanding lease payments and to recover the equipment from this lessee. On April 2, 2008, we filed suit in the Superior Court of Orange County, California (Docket No. 30-2008-00104785) against Quick Loan Funding, Inc. and its owner, Daniel Sadek, to recover the unpaid lease payments, late fees and the equipment. In July 2008, we recovered a portion of the equipment leased to Quick Loan Funding, and we are continuing to pursue all available means to recover the remainder of the equipment and the outstanding amounts owed to us.  On September 24, 2008 we obtained a judgment against Quick Loan Funding for all amounts owed to us. We are currently in the process of executing this judgment against any available assets of Quick Loan Funding.   While we believe Quick Loan Funding is currently insolvent, to our knowledge no proceedings in bankruptcy have been initiated. We believe, based on our physical inspection of Quick Loan’s physical assets during our repossession efforts, that Quick Loan Funding may have sufficient assets to cover our judgment lien against it.  To date, the Partnership has recorded a reserve against all outstanding rentals in the amount of approximately $43,000.  The Partnership determined that impairment in the amount of approximately $15,000 existed as of September 30, 2008.  Prior to the first quarter of 2008, the Partnership had impaired these assets by approximately $18,000.

Item 1A.	Risk Factors
N/A

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
N/A

Item 3.	Defaults upon Senior Securities
N/A

Item 4	Submission of Matters to a Vote of Securities Holders
N/A

Item 5.	Other Information
N/A

Item 6.	Exhibits

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2008	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

By :/s/ Lynn A. Franceschina
Lynn A. Franceschina
Executive Vice President, Chief Operating Officer