Form 10-K
period 2008-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2009-03-31
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008 or

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
DECEMBER 31, 2008

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

PART I

ITEM 1:                      BUSINESS

GENERAL

Commonwealth Income & Growth Fund V (the “Partnership” or “CIGF5”) was formed on May 19, 2003 under the Pennsylvania Revised Uniform Limited Partnership Act.  The Partnership offered for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the “Offering”).  The Partnership raised the minimum capital required ($1,150,000) and commenced operations on March 14, 2005.  The Partnership terminated its offering of units on February 24, 2006 with 1,249,951 units ($24,957,862) sold. During the year ended December 31, 2008 limited partners redeemed 4,099 units of the partnership for a total redemption price of approximately $52,000 in accordance with the terms of the limited partnership agreement.

See “The Glossary” below for the definition of selected terms not otherwise defined in the text of this report.

PRINCIPAL INVESTMENT OBJECTIVES

The Partnership was formed for the purpose of acquiring various types of equipment, including computer Information Technology (I.T.) and other similar capital equipment.  The Partnership utilized the net proceeds of the offering to purchase IBM and IBM compatible I.T. and other similar capital equipment.  The Partnership has utilized retained proceeds and debt financing (not in excess of 30% of the aggregate cost of the equipment owned or subject to conditional sales contracts by the Partnership at the time the debt is incurred) to purchase additional equipment.  The Partnership acquires and leases equipment principally to U.S. corporations and other institutions pursuant to operating leases.  The Partnership retains the flexibility to enter into full payout net leases and conditional sales contracts, but has not done so.

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

As of December 31, 2008, all equipment purchased by the Partnership is subject to an operating lease or an operating lease was already entered into with a third party when the Partnership acquired an item of equipment. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturers equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain non-recourse loans from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.  As of December 31, 2008, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options.  Diversification also depends on the availability of various types of equipment.  Through December 31, 2008, the Partnership has acquired a diversified equipment portfolio, which it has leased to 27 different companies located throughout the United States.

The equipment types comprising the portfolios at December 31, 2008 are as follows:

Equipment Type	Approximate %
Servers	39%
Printers	3%
Datacom	6%
Workstations	31%
Storage	14%
Tape Libraries	1%
Audio Visual	1%
Wifi	4%
Medical	1%

Total	100%

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a conditional sales contract) more than 25% of the equipment to a single person or affiliated group of persons.

DESCRIPTION OF LEASES

The Partnership generally purchases only equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership’s acquisition of the equipment.  The General Partner leases most of the equipment purchased by the Partnership to third parties pursuant to operating leases.  Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.  The equipment may also be leased pursuant to full payout net leases.  Full payout net leases are leases under which the aggregate noncancellable rental payments during the original term of the lease are at least sufficient to recover the purchase price of the subject equipment.  It is anticipated that the Partnership will enter into few, if any, full payout net leases.  The General Partner may also enter into conditional sales contracts for equipment.  A conditional sales contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such equipment and to provide a return on such investment.  Under a conditional sales contract, the seller reserves title to and retains a security interest in, the equipment until the purchase price of the equipment is paid.   As of December 31, 2008, the Partnership has not entered into any full payout net leases or conditional sales contracts for equipment and does not presently intend to do so.

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2008, all leases that have been entered into are “triple net leases”.

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

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership.  Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services.  Such agreements generally require annual or more frequent adjustment of service fees.  As of December 31, 2008, the Partnership has not entered into any such agreements.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts, by the Partnership at the time the debt is incurred, with monies received that is not considered “original proceeds”.  The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  The Partnership is flexible in the degree of leverage it employs, within the permissible limit.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2008, the aggregate nonrecourse debt outstanding of approximately $1,551,000 was approximately 7% of the aggregate cost of the equipment owned.

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practicable and invest any proceeds from such financing in additional items of equipment, or it may distribute some or all of such proceeds to the Limited Partners.  Any such later financing will be on terms consistent with the terms applicable to borrowings generally.  As of December 31, 2008, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2008, the Partnership had not entered into any such agreements.

The General Partner and any of its affiliates may, but are not required to, make loans to the Partnership on a short-term basis.  If the General Partner or any of its affiliates makes such a short-term loan to the Partnership, the General Partner or affiliate may not charge interest at a rate greater than the interest rate charged by unrelated lenders on comparable loans for the same purpose in the same locality.  In no event is the Partnership required to pay interest on any such loan at an annual rate greater than three percent over the “prime rate’ from time to time announced by PNC Bank, Philadelphia, Pennsylvania.  All payments of principal and interest on any financing provided by the General Partner or any of its affiliates are due and payable by the Partnership within 12 months after the date of the loan.

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.  As of December 31, 2008, the Partnership has no such debt.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The General Partner intends to cause the Partnership to begin disposing of its equipment approximately 10 years after commencement of operations or in January 2015.  Notwithstanding the Partnership’s objective to sell all of its assets and dissolve by December 31, 2015, the General Partner may at any time cause the Partnership to dispose of all its equipment and, dissolve the Partnership upon the approval of Limited Partners holding a majority in interest of units.

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

COMPETITION

The equipment leasing industry is highly competitive.  The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner.  Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms, which are more favorable, that those which the Partnership can offer.  They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services, than those which the Partnership can offer.  Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges), which will afford benefits to the purchaser similar to those obtained through leases.  As a result of the advantages, which certain of its competitors may have, the Partnership may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

The dominant firms in the computer marketplace are Dell, IBM, Hewlett Packard, Sun Microsystems and Cisco.  Because of the substantial resources and dominant position of these companies, revolutionary changes with respect to computer systems, pricing, marketing practices, technological innovation and the availability of new and attractive financing plans could occur at any time.  Significant action in any of these areas by these firms might materially adversely affect the partnership’s business or that of the other manufacturers with whom the General Partner might negotiate purchase and other agreements.  Any adverse affect on these manufacturers could be reflected in the overall return realized by the Partnership on equipment from those manufacturers.

INVESTMENTS

Through March 10, 2009, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	MFG	EQ Category Descripton	Prorated List Price	Prorated Purchase Price	Monthly Payment	Lease Term Months
Aisin Brake & Chassis	HP	Small HP/Compaq Servers		$21,139.13	$1,267.00	15
Alcatel USA	NetApp	Digital Storage	$270,000.00	$165,240.00	$4,459.00	36
Alliant Techsystems	Linux Networx	Blade Servers: All MFG	$810,675.00	$496,133.10	$13,035.65	35
Alliant Techsystems	Dell	Laptops	$59,233.14	$53,167.66	$2,196.21	21
Alliant Techsystems	KonicaMinolta	Multifunction Printers	$34,032.50	$27,770.52	$754.17	36
Alliant Techsystems	KonicaMinolta	Multifunction Printers	$26,381.25	$21,527.10	$584.61	36
Alliant Techsystems	KonicaMinolta	Multifunction Printers	$7,058.75	$5,759.94	$156.42	36
Alliant Techsystems	Dell	Tape Drives	$115,331.35	$70,582.79	$1,902.97	36
Allstate Insurance Company	Sun	High End Sun Servers	$459,554.13	$284,004.45	$8,351.85	31
Allstate Insurance Company	Sun	Sun Quad Core Servers	$152,236.52	$111,802.50	$4,065.86	24
America Online	Sun	Small Sun Servers	$108,563.08	$71,977.32	$1,898.23	36
America Online	Sun	Small Sun Servers	$114,569.87	$89,983.18	$2,397.79	36
America Online	Sun	Small Sun Servers	$57,284.94	$44,991.59	$1,198.90	36
America Online	Sun	Small Sun Servers	$51,329.71	$36,649.42	$976.60	36
Bank of America	Sun	Midrange Sun Servers	$171,548.94	$61,543.18	$1,367.76	42
BMO Nesbitt Burns Trading Corp. S.A.	Sun	Midrange Sun Servers	$177,337.52	$158,397.87	$4,618.88	33
Bon Secours - Memorial Regional Medical Center	Hospira	Medical	$424,828.31	$346,659.90	$7,103.50	44
Charleston Area Medical Center	Konica	Multifunction Printers	$13,264.13	$12,176.47	$345.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$18,300.66	$16,800.00	$476.00	35
Charleston Area Medical Center	Canon	Multifunction Printers	$12,802.77	$11,752.94	$333.00	35
Convergys	Dell	Dell Servers	$17,955.00	$12,548.69	$355.50	32
Convergys	HP	Small HP/Compaq Servers	$37,368.60	$28,084.34	$762.05	34
Convergys	Sun	Small Sun Servers	$175,998.50	$117,241.63	$3,016.93	35
Daimler Chrysler	Visara	Desktops - Tier 2	$614,440.00	$368,664.00	$9,666.37	33
Daimler Chrysler	Visara	Desktops - Tier 3	$1,753,600.00	$894,336.00	$22,989.70	36
Daimler Chrysler	HP	Engineering Workstations	$161,663.33	$98,937.96	$2,595.67	36
Daimler Chrysler	Visara	Engineering Workstations	$328,479.17	$201,029.25	$5,167.64	36
Daimler Chrysler	Visara	Engineering Workstations	$768,050.00	$470,046.60	$12,082.97	36
Daimler Chrysler	HP	Engineering Workstations	$382,000.00	$233,784.00	$6,133.39	36
Daimler Chrysler	HP	Engineering Workstations	$175,083.33	$107,151.00	$2,811.14	36
Daimler Chrysler	HP	Engineering Workstations	$301,399.61	$169,085.18	$4,436.00	36
Daimler Chrysler	HP	Engineering Workstations	$557,083.33	$340,935.00	$8,944.53	36
Daimler Chrysler	HP	Small HP/Compaq Servers	$558,191.00	$558,190.70	$14,392.56	36
GE Aviation	Nokia	Datacom - Other	$254,546.67	$194,728.20	$5,028.57	36
Geico	HP	Digital Storage	$1,000,786.45	$529,994.27	$17,216.92	27
Geico	HP	Digital Storage	$325,669.49	$302,286.42	$7,881.04	36
Geico	Panasonic	Laptops	$30,500.00	$14,710.01	$475.80	27
Geico	Panasonic	Laptops	$244,273.88	$166,936.77	$4,346.84	36
Geico	Panasonic	Laptops	$2,405,757.69	$1,595,017.35	$44,890.24	33
Geico	HP	Small HP/Compaq Servers	$994,229.48	$659,174.15	$17,185.95	36
Geico	HP	Small HP/Compaq Servers	$1,367,486.79	$1,115,869.22	$29,092.77	36
Geico	HP	Small HP/Compaq Servers	$379,233.42	$297,811.76	$7,585.40	36
Geico	HP	Small HP/Compaq Servers	$666,961.00	$620,001.99	$15,807.00	36
Geico	HP	Small HP/Compaq Servers	$52,818.17	$29,983.82	$833.47	33
Geico	HP	Small HP/Compaq Servers	$522,703.63	$405,199.85	$10,510.42	36
Geico	IBM	Small IBM Servers	$342,637.00	$179,389.31	$5,024.08	33
Geico	IBM	Small IBM Servers	$494,629.64	$277,487.23	$7,234.62	36
Geico	IBM	Small IBM Servers	$647,790.77	$429,485.28	$11,197.47	36
Geico	IBM	Small IBM Servers	$441,789.25	$405,562.53	$10,573.80	36
Geico	Sun	Small Sun Servers	$23,130.98	$13,131.01	$365.01	33
General Atomics Aeronautical	Sun	Digital Storage	$154,007.26	$127,240.80	$9,890.00	11
General Atomics Aeronautical	NetApp	Digital Storage	$355,675.00	$297,471.81	$7,880.00	36
General Atomics Aeronautical	Sun	High End Sun Servers	$558,084.80	$262,347.63	$7,887.00	36
General Atomics Aeronautical	Sun	High End Sun Servers	$98,724.00	$50,349.24	$2,417.00	19
General Atomics Aeronautical	Sun	High End Sun Servers	$837,127.20	$398,208.82	$10,488.00	36
General Atomics Aeronautical	Sun	Tape Drives	$57,992.05	$46,138.48	$1,500.00	29
Goodyear Tire and Rubber	Dell	Desktops - Tier 1	$325,951.67	$173,713.55	$5,089.41	30
Goodyear Tire and Rubber	Dell	Desktops - Tier 1	$81,890.00	$43,642.57	$1,286.05	30
Goodyear Tire and Rubber	Agile	High Volume and Specialized Printers	$53,830.00	$37,596.87	$1,012.11	35
Goodyear Tire and Rubber	HP	Small HP/Compaq Servers	$166,470.00	$87,941.62	$2,768.72	30
Goodyear Tire and Rubber	IBM	Small IBM Servers	$40,333.10	$23,596.48	$655.07	34
IST Management Services	KonicaMinolta	Multifunction Printers	$281,054.44	$258,007.98	$7,897.25	35
IST Management Services	KonicaMinolta	Multifunction Printers	$6,692.13	$6,075.12	$191.72	35
IST Management Services	Konica	Multifunction Printers	$5,071.67	$4,655.79	$146.93	35
IST Management Services	KonicaMinolta	Multifunction Printers	$6,591.11	$6,050.64	$190.95	35
IST Management Services	KonicaMinolta	Multifunction Printers	$102,261.20	$52,153.21	$1,622.38	35
IST Management Services	KonicaMinolta	Multifunction Printers	$112,426.67	$103,207.68	$3,131.64	35
IST Management Services	KonicaMinolta	Multifunction Printers	$12,112.22	$11,119.02	$350.90	35
Kaiser Foundation	IBM	Digital Storage	$289,248.00	$147,516.48	$8,438.23	16
Kaiser Foundation	IBM	Digital Storage	$1,600,600.00	$357,532.44	$8,968.24	36
Kaiser Foundation	IBM	Digital Storage	$2,000,100.00	$285,461.28	$7,121.42	36
Kellogg	IBM	Desktops - Tier 1	$765,490.00	$533,739.39	$14,238.93	35
Lockheed Martin	HP	High End HP Servers	$347,267.32	$263,055.00	$6,833.96	36
Mitsubishi Motors North America	IBM	Blade Servers: All MFG	$143,675.00	$121,558.91	$3,335.72	36
Mitsubishi Motors North America	Cisco	Datacom - Cisco	$292,900.00	$179,241.94	$5,006.56	36
Mitsubishi Motors North America	Sourcefire	Datacom - Other	$51,802.44	$47,554.64	$1,414.98	36
Mitsubishi Motors North America	IBM	Small IBM Servers	$13,027.78	$11,959.50	$353.39	36
Mitsubishi Motors North America	IBM	Small IBM Servers	$144,236.00	$132,409.26	$3,633.46	36
Mitsubishi Motors North America	IBM	Tape Libraries	$61,461.54	$40,749.00	$1,233.46	36
MobilePro Corp.	Strix	WiFi	$492,800.00	$427,257.60	$13,362.00	36
MobilePro Corp.	Strix	WiFi	$588,235.29	$510,000.00	$15,950.00	36
NBC Universal	Sony	Audio Visual	$105,644.92	$70,042.58	$1,763.65	36
NBC Universal	Avid	Digital Storage	$101,493.85	$67,290.42	$2,467.98	24
NBC Universal	Avid	Digital Storage	$101,493.85	$67,290.42	$2,314.57	24
NBC Universal	Avid	Digital Storage	$515,704.61	$341,912.16	$8,715.41	36
NBC Universal	Avid	Graphic Workstations	$327,130.20	$246,579.08	$6,237.00	36
NBC Universal	Avid	Graphic Workstations	$298,671.00	$228,483.32	$5,801.68	36
NBC Universal	Avid	Graphic Workstations	$28,580.00	$26,897.88	$751.07	33
Northrop Grumman	McData	Datacom - Other	$465,729.00	$331,241.04	$8,670.72	36
Northrop Grumman	Secure Computing	Datacom - Other	$41,430.59	$35,920.32	$1,341.73	24
Northrop Grumman	CipherOptics	Datacom - Other	$348,646.00	$236,287.08	$6,138.83	36
Northrop Grumman	CipherOptics	Datacom - Other	$217,587.00	$148,574.22	$3,903.71	36
Northrop Grumman	IBM	Digital Storage	$161,992.86	$57,831.45	$1,502.49	36
Northrop Grumman	SGI	Engineering Workstations	$45,110.00	$30,674.66	$796.94	36
Northrop Grumman	HP	Midrange HP Servers	$419,068.33	$256,469.82	$6,685.82	36
Northrop Grumman	HP	Midrange HP Servers	$64,860.00	$44,125.70	$1,146.40	36
Northrop Grumman	HP	Small HP/Compaq Servers	$283,796.92	$188,157.36	$4,997.24	36
Northrop Grumman	IBM	Tape Libraries	$108,430.46	$71,889.40	$1,917.05	36
Perspectives Charter Schools	Lenovo	Laptops	$285,032.95	$264,567.58	$6,919.94	36
Quick Loan Funding	Dell	Desktops - Tier 1	$189,734.99	$154,823.75	$4,448.91	35
Qwest Communications International	Stratus	Misc High End Servers	$520,641.00	$104,128.16	$3,101.11	36
Raytheon	Accunet	Datacom - Other	$70,000.00	$61,414.17	$1,875.53	30
Raytheon	Sun	Desktops - Tier 1	$30,363.55	$28,852.97	$804.53	33
Raytheon	HP	Engineering Workstations	$108,705.57	$65,609.28	$1,724.43	36
Raytheon	HP	Engineering Workstations	$271,806.00	$164,048.64	$4,311.75	36
Raytheon	HP	Engineering Workstations	$144,235.21	$87,053.21	$2,288.05	36
Raytheon	Sun	Small Sun Servers	$82,510.50	$78,560.79	$2,131.09	33
Raytheon	Sun	Small Sun Servers	$114,775.20	$101,699.54	$2,964.64	30
Select Medical Corporation	Datascope	Medical	$267,366.27	$261,457.01	$6,975.00	36
Tecumseh Products Company	Sun	High End Sun Servers	$167,555.81	$148,848.60	$5,119.95	28
UGO Networks	Toshiba	Laptops	$12,033.00	$11,081.41	$355.37	31
UGO Networks	Sun	Small Sun Servers	$39,592.00	$34,426.55	$1,118.92	31
Xerox	Sun	Small Sun Servers	$175,545.13	$114,458.60	$3,277.37	32

RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established from the offering proceeds.  However, the General Partner, in its sole discretion, may retain a portion of the cash flow and net disposition proceeds available to the Partnership for maintenance, repairs and working capital.  There are no limitations on the amount of cash flow and net disposition proceeds that may be retained as reserves.   Since no reserve will be established, if available cash flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its equipment or borrowing.  The Partnership’s operating expenses increased approximately $214,000 during 2008 and cash flows were sufficient to cover all expenses and liabilities.

GENERAL RESTRICTIONS

Under the Partnership Agreement, the Partnership is not permitted, among other things, to:

(a)           invest in junior trust deeds unless received in connection with the sale of an item ofequipment in an aggregate amount that does not exceed
          30% of the assets of the Partnership on the date of the investment;

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

EMPLOYEES

The Partnership had no employees during 2008 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 91 employees as of December 31, 2008.

ITEM 1A:                      RISK FACTORS

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

ITEM 1B:                      UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2:                      PROPERTIES

NOT APPLICABLE

ITEM 3:                      LEGAL PROCEEDINGS

In April 2007, our lessee Quick Loan Funding, Inc. began defaulting on its lease payments.  From April 2007 through the first quarter of 2008 we attempted several times to collect payment of outstanding lease payments and to recover the equipment from this lessee. On April 2, 2008, we filed suit in the Superior Court of Orange County, California (Docket No. 30-2008-00104785) against Quick Loan Funding, Inc. and its owner, Daniel Sadek, to recover the unpaid lease payments, late fees and the equipment. In July 2008, we recovered a portion of the equipment leased to Quick Loan Funding, and we are continuing to pursue all available means to recover the remainder of the equipment and the outstanding amounts owed to us.  On September 24, 2008 we obtained a judgment against Quick Loan Funding for all amounts owed to us. We are currently in the process of executing this judgment against any available assets of Quick Loan Funding.  While we believe Quick Loan Funding is currently insolvent, to our knowledge no proceedings in bankruptcy have been initiated. We believe, based on our physical inspection of Quick Loan’s physical assets during our repossession efforts, that Quick Loan Funding may have sufficient assets to cover our judgment lien against it.  To date, the Partnership has recorded a reserve against all outstanding rentals in the amount of approximately $43,000.   For the years ended December 31 2008 and 2007 the Partnership recorded impairment charges of approximately $63,000 and $18,000, respectively. As of December 31, 2008 the equipment has a net book value of zero.  The Partnership has not experienced any significant changes related to this matter during the fourth quarter of 2008.

In August 2007, a lessee, MobilePro, Inc. defaulted on lease payments for wi-fi equipment owned by the fund.  We were able to cover unpaid amounts by retaining cash collateral in the form of security deposits, which covered approximately eight months of additional rent. Since that period, we communicated with and attempted to work with MobilePro on a resolution, through an equipment sale that could satisfy their obligations to us.

By year end 2008, it became clear that they could not locate a buyer for the equipment.  Therefore, we began to make several demands for payments of back rent not satisfied by the security deposits, and these demands were not satisfied.  Subsequently, on February 10, 2009, our general partner filed suit against MobilePro and other related parties for collection, in the US District Court for the District of Arizona.

Simultaneously, we also filed suit against the City of Tempe, Arizona in order to seek access to our equipment, so that we could repossess and remarket the equipment, as Tempe has denied us access.  On March 27, 2009, the City of Tempe filed a response and counterclaim, seeking an unspecified amount for the use of the right-of-way on the utility poles where the equipment is located, as well as an unspecified fee for electricity used by the equipment and the city is additionally seeking entitlement to ownership of the equipment. We believe both counterclaims are without merit for several reasons and will continue to enforce our rights to the equipment.  The partnership has taken reserves against this lease, from quarter to quarter, to maintain a conservative position on our books.

ITEM 4:                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2008, there were 889 holders of units.  The units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.

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

The Partnership will accept redemption requests beginning 30 months following the termination of the offering.  There will be no limitations on the period of time that a redemption request may be pending prior to its being granted.   Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request. In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request The Partnership terminated its offering of units on February 24, 2006 with 1,249,951 units ($24,957,862) sold.  During the year ended December 31, 2008 limited partners redeemed 4,099 units of the partnership for a total redemption price of approximately $52,000 in accordance with the terms of the limited partnership agreement.

EXEMPT TRANSFERS

The following seven categories of transfers are exempt transfers for purposes of calculating the volume limitations imposed by the IRS and will generally be permitted by the General Partner:

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

(6)
any transfer by a Limited Partner in one or more transactions during any 30-day period of units representing in the aggregate more than five percent of the total outstanding interests in capital or profits of the Partnership; and

(7)
transfers by one or more partners representing in the aggregate fifty percent (50%) or more of the total interests in partnership’s capital or profits in one transaction or a series of related transactions.

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

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

Cash distributions, if any, are made quarterly on March 31, June 30, September 30, and December 31 of each year.  Distributions are made 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received an amount equal to their capital contributions plus the priority return; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner.  Distributions made in connection with the liquidation of the Partnership or a Partner’s units will be made in accordance with the Partner’s positive capital account balance as determined under the Partnership Agreement and Treasury Regulations.

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

If the proceeds resulting from the sale of any equipment are reinvested in equipment, sufficient cash will be distributed to the Partners to pay the additional federal income tax resulting from such sale for a Partner in a 35% federal income tax bracket or, if lower, the maximum federal income tax rate in effect for individuals for such taxable year.

Generally, the General Partner is allocated net profits equal to its cash distributions (but not less than one percent of net profits) and the balance is allocated to the Limited Partners.   Net profits arising from transactions in connection with the termination or liquidation of the Partnership are allocated in the following order: (1) First, to each Partner in an amount equal to the negative amount, if any, of his capital account; (2) Second, an amount equal to the excess of the proceeds which would be distributed to the Partners based on the operating distributions to the Partners over the aggregate capital accounts of all the Partners, to the Partners in proportion to their respective shares of such excess, and (3) Third, with respect to any remaining net profits, to the Partners in the same proportions as if the distributions were operating distributions.   Net losses, if any, are in all cases allocated 99% to the Limited Partners and 1%  to the General Partner.

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

Quarterly distributions in the following amounts were paid to the Limited Partners during the year 2008 and 2007:

Quarter Ended	2008	2007
March 31	$618,724	$618,724
June 30	618,352	618,328
September 30	617,533	618,724
December 31	616,697	618,724
Total	$2,471,306	$2,474,500

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

ITEM 6:                      SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7:                      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Partnership's discussion and analysis of its financial condition and results of operations are based upon its financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Partnership to make estimates and judgments that affect the financial position of our business. The Partnership bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Partnership believes that its critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

COMPUTER EQUIPMENT

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

REVENUE RECOGNITION

Through December 31, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.

The Partnership reviews a customer’s credit history before extending credit and may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  In 2008 and 2007, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets.  In 2008 and 2007, the Partnership recorded impairment charges of approximately $99,000 and $59,000, respectively. Such amounts have been included in depreciation expense in the accompanying financial statements.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

REIMBURSABLE EXPENSES

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if the Partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to the Partnership.  Also, while the Partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable expenses are expensed as they are incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”.   As of January 1, 2008 the Partnership adopted SFAS No.159. The Partnership has not elected the fair value option for any financial assets or financial liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1    (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2), “Effective Date of FASB Statement No. 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  As of January 1, 2008 the Partnership adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the 2008 financial statements of the Partnership. In October 2008, the FASB issued FSP SFAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP SFAS 157-3"), which is effective upon issuance for all financial statements that have not been issued. FSP SFAS 157-3 clarifies the application of SFAS 157, in a market that is not active. Adoption of FSP SFAS 157-3 did not impact the 2008 financial statements of the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

For the years ended December 31, 2008 and 2007 cash was provided by operating activities of approximately $2,548,000 and $3,295,000, respectively which includes a net loss of approximately $1,043,000 and $311,000 and depreciation and amortization expenses of approximately $5,747,000 and $5,323,000 respectively.  Other non-cash activities included in the determination of the net loss include direct payments of lease income by lessees to banks of approximately $1,924,000 and $1,760,000, respectively, for the years ended December 31, 2008 and 2007.

The Partnership’s primary sources of cash for the year ended December 31, 2008 was cash generated by operating activities of approximately $2,548,000 and net proceeds from the sale of computer equipment of approximately $724,000. The Partnership’s primary source of cash for the year ended December 31, 2007 was cash generated by operating activities of approximately $3,295,000.

The primary uses of cash for the years ended December 31, 2008 and 2007 were for the payment of distributions to partners totaling approximately $2,496,000 and $2,499,000, respectively, acquisition fees of approximately $84,000 and $248,000, respectively, and for capital expenditures for new equipment totaling $1,765,000 and $3,615,000, respectively.

Cash has been invested in high yield savings accounts and checking accounts. At December 31, 2008 cash was held in two accounts at one major financial institution. The accounts at this institution are federally insured, in aggregate, for amounts up to $250,000.  At times, the balances may have exceeded federally insured limits.  At December 31, 2008, the total cash balance was approximately $3,546,000 and exceeded federally insured limits by approximately $3,296,000.  At December 31, 2007 cash was held in two accounts at one major financial institution. The accounts at this institution were federally insured, in aggregate, for amounts up to $100,000.  At times, the balances may have exceeded federally insured limits.  At December 31, 2007, the total cash balance was approximately $4,349,000 and exceeded federally insured limits by approximately $4,249,000.   The Partnership mitigates this risk by only depositing funds with major financial institutions. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of revenues, equipment acquisitions and distributions.

The Partnership’s investment strategy of acquiring computer equipment and generally leasing it under triple-net leases to operators, who generally meet specified financial standards, minimizes the Partnership’s operating expenses.  At December 31, 2008, the Partnership had future minimum rentals on noncancellable operating leases of $3,909,000 for the year ending 2009 and $1,183,000 thereafter. The Partnership’s outstanding debt at December 31, 2008 was approximately $1,551,000 with interest rates ranging from 4.65% to 6.30% and will be payable through May 2012.

CCC, on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  The Partnership’s share of the computer equipment in which it participates with other partnerships at December 31, 2008 and 2007 was approximately $9,865,000 and $8,381,000, respectively and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2008 and 2007 was approximately $24,040,000 and $17,371,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2008 and 2007 was approximately $974,000 and $1,683,000, respectively.  The total outstanding debt related to the equipment shared by the Partnership at December 31, 2008 and 2007 was approximately $2,513,000 and $3,187,000, respectively.

The Partnership’s cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period.  During 2008, operating expenses of the Partnership increased 23%.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  The Partnership may also reduce the distributions to its Partners if it deems necessary.  Since the Partnership’s leases are on a “triple-net” basis, no reserve for maintenance and repairs are deemed necessary.

The Partnership intends to invest approximately $3,000,000 in additional equipment for the remainder of 2009.  The acquisition of this equipment will be funded by debt financing and with cash flows from lease rental payments.

RESULTS FROM OPERATIONS

For the years ended December 31, 2008 and 2007 the Partnership recognized revenue of approximately $6,844,000 and $6,827,000 and expenses of approximately $7,886,000 and $7,138,000 resulting in net loss of approximately $1,043,000 and $311,000, respectively.

Lease revenue increased to approximately $6,755,000 from approximately $6,607,000 for the years ended December 31, 2008 and 2007, respectively, primarily due to more lease agreements being entered into versus lease agreements terminating during 2008.

For the years ended December 31, 2008 and 2007, the Partnership recognized interest income of approximately $89,000 and $220,000 as a result of monies being invested in savings accounts that invest directly in cash or treasury obligations pending the Partnership’s use of such funds to purchase additional computer equipment, to pay Partnership expenses, or to make distributions to the Partners.

The Partnership sold computer equipment with a net book value of approximately $750,000 during the year ended December 31, 2008, for a net loss of approximately $28,000. The Partnership sold computer equipment with a net book value of approximately $16,000 during the year ended December 31, 2007, for a net loss of approximately $10,000.

Operating expenses, excluding depreciation, consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  For the year ended December 31, 2008 operating expenses increased to approximately $1,476,000 from $1,262,000 for the year ended December 31, 2008. This increase is primarily due to increases in limited partner, tax, legal, remarketing and other related office expenses.

The equipment management fee was approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases.  The equipment management fee increased to approximately $338,000 for the year ended December 31, 2008 from approximately $330,000 for the year ended December 31, 2007, which is consistent with the increase in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment, impairment charges, and amortization of equipment acquisition fees.  For the years ended December 31, 2008 and 2007, these expenses totaled approximately $5,830,000 and $5,323,000, respectively.  This increase was due to the acquisition of new equipment attributable to the purchase of new leases during 2008.

The Partnership identified specific computer equipment and associated equipment acquisition costs, which were reevaluated due to technological changes.  In 2008 and 2007, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets.  In 2008 and 2007, the Partnership recorded impairment charges of approximately $99,000 and $59,000, respectively. Such amounts have been included in depreciation expense in the accompanying financial statements.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of  two to four years.

NET LOSS

Net loss increased to approximately $1,043,000 for the year ended December 31, 2008 from approximately $311,000 for the year ended December 31, 2007. This change in net loss was attributable to the changes in revenues and expenses as discussed above.

ITEM 7.A:                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK

NOT APPLICABLE

.ITEM 8:                      FINANCIAL STATEMENTS

Our financial statements, including selected quarterly financial data for the fiscal years ended December 31, 2008 and 2007 and the reports thereon of Asher & Company, Ltd, are included in this annual report.

ITEM 9:                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

ITEM 9A:                      CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2008, which is the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2008. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2008, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993.  The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund III, Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund VI and Commonwealth Income & Growth Fund VII.  The principal business office of the General Partner is Brandywine Bldg. One, Suite 200, 2 Christy Drive, Chadds Ford, PA 19317, and its telephone number is 610-594-9600.  The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations.  The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner.  The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC and its subsidiary Commonwealth Capital Securities Corp. ("CCSC"), are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of CCC,
CCSC, & CIGF, Inc

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc., Executive Vice President of CCSC and
President of CCC and CIGF, Inc.

William Pieranunzi III	President of CCSC, Director of CCC and CCSC, and Senior Vice President
Of CCC

Lynn A. Franceschina	Executive Vice President, Chief Operating Officer, and Director of CCC,
CCSC & CIGF, Inc.

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC,
Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC

James Pruett	Senior Vice President and Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Senior Vice President and Broker-Dealer Relations Manager of CCC,
CCSC & CIGF, Inc

Richard G. Devlin III	Vice President and General Counsel of CCC, CCSC & CIGF, Inc.

David W. Riggleman	Vice President and Portfolio Manager of CCC and CIGF, Inc.

Edmond J. Enderle	Vice President and Controller of CCC, CCSC, & CIGF, Inc.

Donna Abbott	Vice President and Investor Services Manager of CCC, CCSC & CIGF, Inc.

Lisa Renshaw	Vice President, National Sales Manager of CCC and CIGF Inc.

Joseph Neill	Vice President and Broker Services Manager of CCC, CCSC and CIGF, Inc.

Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 49, joined Commonwealth in 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner). Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp.  Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO.  Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing and Finance Association, the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors), the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee.  Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

                Henry J. Abbott, age 58, joined Commonwealth in 1998 as a Portfolio Manager.  Mr. Abbott serves as President of CCC and CIGF, Inc., as Executive Vice President of CCSC, and as a Director of CCC and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors), the National Association of Equipment Leasing Brokers and the Investment Program Association.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

                William Pieranunzi III, age 51, joined Commonwealth in 2007 as President of CCSC, the broker/dealer affiliate.  Mr. Pieranunzi also serves as a Director of CCC and CCSC.  Mr. Pieranunzi is responsible for managing due diligence and broker/dealer development, as well as coordination of the national marketing effort, syndication and product development.  Mr. Pieranunzi was elected to the Board of Directors of the parent and its affiliates on January 1, 2008.  Mr. Pieranunzi serves on the Disaster Recovery Committee and the Website committee.  Mr. Pieranunzi currently holds his FINRA series 22 and 63 licenses.  Prior to Commonwealth, Mr. Pieranunzi in 2005 co-founded and was Chief Executive Officer and President of Jing Tsai Entertainment Company, Ltd. in Foshan, Guangdong Province, China; Foshan’s premiere entertainment company through multiple 99KTV Store Locations.  He retains his titles and continues to serve on the board of Jung Tsai.  Prior to that, from 1996-2004, Mr. Pieranunzi was a private investor. From 1984-1995, Mr. Pieranunzi worked at PLM International, then a $1.4 billion publicly traded worldwide provider of transportation equipment and related financial services. He joined PLM as a junior wholesaler and in 1994 became Executive Vice President.  Prior to that, from 1981 to 1984 Mr. Pieranunzi worked at Mutual Benefit Financial Services Company, the registered broker/dealer of Mutual Benefit Life Insurance Company where he was manager of the mutual funds and pension divisions.  Mr. Pieranunzi is a Magna Cum Laude, Beta Gamma Sigma graduate of Boston College’s School of Management. Mr. Pieranunzi is a member of the Equipment Leasing and Finance Association, the Eastern Association of Equipment Lessors, the Investment Program Association, the National Association of Equipment Leasing Brokers, and the Financial Planners Association.

           Lynn Franceschina, age 37, joined Commonwealth in 2001 and serves as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer and Director of CCC, CCSC, and CIGF, Inc. and certain of its affiliates.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation.  Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University.  Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman.  Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter.  Ms. Franceschina holds her FINRA Series 22, 63, and 39 licenses.  She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, and the Institute of Management Accountants.

                Jay Dugan, age 60, joined Commonwealth in 2002 and serves as Chief Technology Officer of the parent and its affiliates. Mr. Dugan is also Executive Vice President of CCC and Senior Vice President of CIGF, Inc.  Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

                Peter Daley, age 70, joined Commonwealth in 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

                Mark Hershenson, age 43, joined Commonwealth in 2002 and serves as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates.  Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College.  He holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

              James Pruett, age 43, joined Commonwealth in 2002 and serves as Senior Vice President and Compliance Officer of the parent and its affiliates, and is Secretary to the parent’s board of directors.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing Association and the Investment Program Association.

                Richard G. Devlin, age 37, joined Commonwealth in October 2006 and serves as Vice President and General Counsel.  Mr. Devlin is responsible for all syndication and Blue Sky activities, FINRA and SEC registrations, contract administration and general legal matters as head of the Legal Department.  Mr. Devlin also assists with broker-dealer compliance functions. Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University in Washington, DC.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania, and holds his FINRA Series 22 and 63 Licenses.  Mr. Devlin is also a member of the Website Committee and the Disaster Recovery Committee.

                David W. Riggleman, age 46, joined Commonwealth in 2007 and serves as Vice President and Portfolio Manager of CCC and CIGF, Inc.  Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland.  At Raymond James, he served as a Branch Owner in the Advisor Select Program.  He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management.  From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason.  While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million.  He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000.  From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million.  Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

                Edmond J. Enderle, age 62, joined Commonwealth in 2006 and serves as Vice President and Controller.  Mr. Enderle is responsible for regulatory filings, internal controls, budgeting, forecasting, cash flow projections and all accounting related to syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked at Sunoco Logistics Partners LP located in Philadelphia.  This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager, responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics an Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting.  Mr. Enderle attended St. Josephs University in Philadelphia and holds a BS in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation

Donnamarie D. Abbott, age 50, joined Commonwealth in 2001 and serves as Vice President and Investor Services Manager of the parent and its affiliates.  Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors’ final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting.  Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee.  Ms. Abbott holds her FINRA Series 22 and 63 licenses.  Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor.  Ms. Abbott is a member of the Equipment Leasing and Finance Association and a member of the Investment Program Association.

                Lisa Renshaw, age 52, joined Commonwealth in 2006 and serves as Vice President and National Sales Manager of CCC. Ms. Renshaw, based in Wilmington, North Carolina, brings over twenty years of leasing experience to CCC and is responsible for spearheading lease acquisitions efforts and is the primary liaison with Lessors in the Eastern United States. Ms Renshaw will continue to strengthen CCC’s relationships and customer base on the east coast. Previously, Ms. Renshaw was employed by IBM Global Finance from 2002 to 2006 with responsibilities for pricing lease transactions. She supported IGF sales representatives in the East and Central region as well as third party business partners and IBM Global Services by structuring FMV leases, upgrades, extensions, hybrids and migrations.  Prior to IGF, Ms. Renshaw owned her own company, Carrier Capital Resources, from 1992 to 2002, where she brokered lease transactions between lessors and funding sources on a nationwide basis.  During this time, Ms. Renshaw also served on the Board of Directors of the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors).  Prior to 1992, Ms. Renshaw was employed by IBJ Schroeder Bank and Trust (1987 – 1992);  PKFinans (1985-1987); Citibank (1981-1985); Playtex (1979 to 1981); Penn Life Insurance (1977-1979); and Greenbelt CARES (1976-1977).  Married with two children, Ms. Renshaw earned her BA in psychology from American University, graduating Cum Laude in 1976.

                Joseph W. Neill, age 61, joined Commonwealth in January 2006 and now serves as our Broker Services Manager. Joe is responsible for the management of all custodial relationships, broker services in the area of product education and production goals, wholesaler scheduling/support and the internal sales staff. Prior to Commonwealth, he served as a Regional Vice President from 1995 until 2003 with State Street Research, after which he spent approximately one year in retirement. Mr. Neill then served as an insurance consultant with Amerilife from July 2003 until July 2004. In July 2004 he joined Allstate Financial as an investment advisor, where he worked until January 2006. He also has a broad and diverse background in investment and insurance company operations after serving more than 30 years in that area. Mr. Neill attended Temple University and holds a science degree. He is a military veteran who received a Bronze Star

The directors and officers of the General Partner are required to spend only such time on the Partnership’s affairs as is necessary in the sole discretion of the directors of the General Partner for the proper conduct of the Partnership’s business.  A substantial amount of time of such directors and officers is expected to be spent on matters unrelated to the Partnership, particularly after the Partnership’s investments have been selected.  Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2008	AMOUNT INCURRED DURING 2007

OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner
Equipment Acquisition Fee. An equipment acquisition fee of four percent of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and the lease thereof or sale under a conditional sales contract. The fee was paid upon each closing of the offering with respect to the equipment purchased by the Partnership with the net proceeds of the offering available for investment in equipment. If the Partnership acquires equipment in an amount exceeding the net proceeds of the offering available for investment in equipment, the fee will be paid when such equipment is acquired.  Of this amount, approximately $68,000 and $129,000, respectively has been earned by the General Partner relating to equipment acquired in 2008 and 2007. The remaining balance of approximately $180,000 will be earned with acquisitions in future periods.

		$ 84,000	$ 248,000
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

		$ 1,403,000	$ 1,247,000
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

		$ 3,000	$ 26,000
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

		$ 338,000	$ 330,000
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

		$ 26,000	$ 200
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
		$ 25,000	$ 25,000

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

ITEM 14:                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, were approximately $83,000 and $92,000.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2008 and 2007 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

The aggregate fees billed in the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance; tax advice and tax planning were approximately $16,000 and $0, respectively.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2008 and 2007 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2008 besides fees related to audit or tax compliance services.

PART IV

ITEM 15:                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ONFORM 10-K

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-108057)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf March 31, 2009 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2009:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income & Growth Fund V

Financial Statements
Years Ended December 31, 2008 and 2007

Commonwealth Income & Growth Fund V
Contents

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund V
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund V (“Partnership”) as of December 31, 2008 and 2007, and the related statements of operations,  Partners’ capital and cash flows for each of the years in the two-year period ended December 31, 2008. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund V as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 30, 2009

Commonwealth Income & Growth Fund V
Balance Sheets

December 31,	2008	2007

Assets

Cash	$3,053,703	$4,114,953
Lease income receivable, net of reserve of $115,617 and $42,780 at December 31, 2008 and 2007	320,541	211,207
Other receivable, Commonwealth Capital Corp.	394,435	55,740
Other receivable, General Partner	18,516	0
Other receivable, affiliated limited partnerships	300	1,903
Prepaid expenses	6,422	1,745
	3,793,917	4,385,548

Computer equipment, at cost	21,267,794	21,299,239
Accumulated depreciation	(12,060,593)	(7,919,040)
	9,207,201	13,380,199

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $518,860 and $449,553 at December 31, 2008 and 2007	247,773	463,248
Prepaid acquisition fees, General Partner	180,205	247,936
	427,978	711,184

Total assets	$13,429,096	$18,476,931

Liabilities and Partners' Capital

Liabilities
Accounts payable,	$357,751	$292,491
Accounts payable, General Partner	41,112	9,734
Accounts payable, Commonwealth Capital Corp.	35,387	-
Other accrued expenses	11,302	2,182
Unearned lease income	142,203	157,032
Notes payable	1,551,477	3,134,218

Total liabilities	2,139,232	3,595,657

Partners' capital
General partner	1,000	1,000
Limited partners	11,288,864	14,880,274

Total partners' capital	11,289,864	14,881,274

Total liabilities and partners' capital	$13,429,096	$18,476,931

see accompanying notes to financial statements

Commonwealth Income & Growth Fund V
Statements of Operations

Years ended December 31,	2008	2007

Revenue
Lease	$6,754,899	$6,606,964
Interest and other	88,905	220,242

Total revenue	6,843,804	6,827,206

Expenses
Operating, excluding depreciation	1,476,166	1,261,938
Equipment management fee, General Partner	337,745	330,348
Interest	142,519	160,164
Depreciation	5,526,498	5,038,347
Amortization of equipment acquisition costs
and deferred expenses	303,115	284,601
Bad debt expense	72,818	52,860
Loss on sale of computer equipment	27,840	9,637

Total expenses	7,886,701	7,137,895

Net (loss)	$(1,042,897)	$(310,689)

Net (loss) allocated to limited partners	$(1,067,860)	$(335,685)

Net (loss) per equivalent partnership unit	$(0.86)	$(0.27)

Weighted average number of equivalent
limited partnership units outstanding
during the year	1,248,297	1,249,951

see accompanying notes to financial statements

Commonwealth Income & Growth Fund V
Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total

Balance, January 1, 2007	50	1,249,951	$1,000	$17,690,459	$17,691,459
Net income (loss)	-	-	24,996	(335,685)	(310,689)
Distributions	-	-	(24,996)	(2,474,500)	(2,499,496)

Balance, December 31, 2007	50	1,249,951	1,000	14,880,274	14,881,274
Net income (loss)	-	-	24,963	(1,067,860)	(1,042,897)
Redemptions	-	(4,099)	-	(52,244)	(52,244)
Distributions	-	-	(24,963)	(2,471,306)	(2,496,269)

Balance, December 31, 2008	50	1,245,852	$1,000	$11,288,864	$11,289,864

see accompanying notes to financial statements

Commonwealth Income & Growth Fund V
Statements of Cash Flows

Years ended December 31,	2008	2007

Cash flows from operating activities
Net (loss)	$(1,042,897)	$(310,689)
Adjustments to reconcile net (loss) to net cash
provided by operating activities
Depreciation and amortization	5,829,613	5,322,948
Loss on sale of computer equipment	27,840	9,637
Bad debt expense	72,818	42,799
Other noncash activities included in
determination of net (loss)	(1,923,632)	(1,759,856)
Changes in assets and liabilities
(Increase) decrease in assets
Lease income receivable	(182,153)	(51,513)
Other receivable, General Partner	(18,516)	(47,028)
Other receivable, affiliated limited partnerships	1,603	56,675
Prepaid expenses	(4,675)	2,925
(Increase) decrease in liabilities
Accounts payable	65,258	114,941
Accounts payable, Commonwealth Capital Corp.	(303,309)	(55,740)
Accounts payable, General Partner	31,377	-
Other accrued expenses	9,118	(36,264)
Unearned lease income	(14,829)	5,784

Net cash provided by operating activities	2,547,616	3,294,619

Cash flows from investing activities
Capital expenditures	(1,764,885)	(3,614,595)
Prepaid acquisition fees to the General Partner	67,730	129,060
Net proceeds from the sale of computer equipment	724,440	6,836
Equipment acquisition fees - General Partner	(84,231)	(247,527)

Net cash (used in) investing activities	(1,056,946)	(3,726,226)

Cash flows from financing activities
Redemptions	(52,244)	-
Distributions to partners	(2,496,269)	(2,499,496)
Debt placement fee to the General Partner	(3,407)	(25,736)

Net cash (used in) financing activities	(2,551,920)	(2,525,232)

Net (decrease) in cash	(1,061,250)	(2,956,839)

Cash at beginning of period	4,114,953	7,071,792

Cash at end of period	$3,053,703	$4,114,953

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

During the year ended December 31, 2008 limited partners redeemed 4,099 units of the partnership for a total redemption price of approximately $52,000 in accordance with the terms of the limited partnership agreement.

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

Allocations of income and distributions of cash are based on the Partnership’s Limited Partnership Agreement (the “Agreement”).  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  During 2008 and 2007 annual cash distributions to limited partners were made at a rate of approximately 10% of their original contributed capital.  Distributions during 2008 and 2007 reflect an annual return of capital in the amount of approximately $1.98 for both years, per weighted average number of limited partnership units outstanding during the year.

2.  Summary of Significant Accounting Policies

Revenue Recognition

Through December 31, 2008, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements.  The Partnership reviews a customer’s credit history before extending credit and may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

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

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  In 2008 and 2007, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets.  In 2008 and 2007, the Partnership recorded impairment charges of approximately $99,000 and $59,000, respectively. Such amounts have been included in depreciation expense in the accompanying financial statements.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of  two to four years.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Cash

Cash has been invested in high yield savings accounts and checking accounts. At December 31, 2008 cash was held in two accounts at one major financial institution. The accounts at this institution are federally insured, in aggregate, for amounts up to $250,000.  At times, the balances may have exceeded federally insured limits.  At December 31, 2008, the total cash balance was approximately $3,546,000 and exceeded federally insured limits by approximately $3,296,000.  At December 31, 2007 cash was held in two accounts at one major financial institution. The accounts at this institution were federally insured, in aggregate, for amounts up to $100,000.  At times, the balances may have exceeded federally insured limits.  At December 31, 2007, the total cash balance was approximately $4,349,000 and exceeded federally insured limits by approximately $4,249,000.   The Partnership mitigates this risk by only depositing funds with major financial institutions. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of revenues, equipment acquisitions and distributions.

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

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if the Partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to the Partnership.  Also, while the Partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable expenses are expensed as they are incurred.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses will be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements”.   As of January 1, 2008 the Partnership adopted SFAS No.159. The Partnership has not elected the fair value option for any financial assets or financial liabilities.

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports. In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1    (FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2), “Effective Date of FASB Statement No. 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS157-2 partially defers Statement 157’s effective date.  As of January 1, 2008 the Partnership adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the 2008 financial statements of the Partnership. In October 2008, the FASB issued FSP SFAS 157-3 "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP SFAS 157-3"), which is effective upon issuance for all financial statements that have not been issued. FSP SFAS 157-3 clarifies the application of SFAS 157, in a market that is not active. Adoption of FSP SFAS 157-3 did not impact the 2008 financial statements of the Partnership.

3.  Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods generally ranging from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through December 31, 2008, the Partnership’s leasing operations consisted entirely of operating leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  Remarketing fees are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  Remarketing fees of approximately $110,000 and $1,000 were paid for the years ended December 31, 2008 and 2007, respectively.

The Partnership’s share of the computer equipment in which it participates with other partnerships at December 31, 2008 and 2007 was approximately $9,865,000 and $8,381,000, respectively and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2008 and 2007 was approximately $24,040,000 and $17,371,000, respectively. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2008 and 2007 was approximately $974,000 and $1,683,000, respectively.  The total outstanding debt related to the equipment shared by the Partnership at December 31, 2008 and 2007 was approximately $2,513,000 and $3,187,000, respectively.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2008:

Year ending December 31,	Amount

2009	$3,908,115
2010	876,712
2011	299,857
2012	6,839
$5,091,523

Significant Customers

Lessees exceeding 10% of lease income for the period ended December 31:

Lessee	2008	2007

Lessee A	16%	16%
Lessee B	32%	27%
Total % of Lease Income	48%	43%

Lessees exceeding 10% of accounts receivable at December 31:

Lessee	2008	2007

Lessee A	-	63%
Lessee B	10%	17%
Lessee C	-	10%
Lessee D	13%	-
Lessee E	15%	-
Total % of Accounts Receivable	38%	90%

4.  Related Party Transactions

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner.  In addition, the General Partner and its affiliates are entitled to reimbursement for certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership.   For the years ending December 31, 2008 and 2007, the Partnership recorded approximately $1,403,000 and $1,247,000, respectively, for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  The fee was paid upon each closing of the offering with respect to the equipment to be purchased by the Partnership with the net proceeds for the offering available for investment in equipment.  If the Partnership acquires equipment in an amount exceeding the net proceeds of the offering available for investment in equipment, the fee will be paid when such equipment is acquired. For the years ending December 31, 2008 and 2007, equipment acquisition fees of approximately $68,000 and $129,000, respectively has been earned by the General Partner relating to equipment acquired. The remaining balance of approximately $180,000 will be earned with acquisitions in future periods.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  During 2008 and 2007 the Partnership paid approximately $3,000 and $26,000, respectively, in debt placement fees to the General Partner.  There were no amounts due to the General Partner in connection with debt placement fees as of December 31, 2008 and 2007.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases.  During 2008 and 2007, equipment management fees of approximately $338,000 and $330,000, respectively, were paid to the General Partner as determined pursuant to section (ii) above.

Re-lease Fee

As compensation for providing releasing services for any equipment for which the General Partner has, following the expiration of, or default under, the most recent lease or conditional sales contract, arranged a subsequent lease or conditional sales contract for the use of such equipment to a lessee or other party, other than the current or most recent lessee or other operator of such equipment or its affiliates (“Re-lease”), the General Partner shall receive, on a monthly basis, a Re-lease Fee equal to the lesser of (a) the fees which would be charged by an independent third party for comparable services for comparable equipment or (b) two percent of gross lease revenues derived from such Re-lease.  There were no such fees paid to or earned by the General Partner in 2008 and 2007.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sales commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  During 2008 and 2007 the General Partner earned approximately $26,000 and $200, respectively in liquidation fees.

5.  Notes Payable

Notes Payable are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.

December 31,	2008	2007

Installment notes payable to banks; interest ranging from 4.65% to 6.30% due in monthly installments ranging from $1,095 to $14,239 including interest with final payments from February through Oct 2008	$-	$275,143

Installment notes payable to banks; interest ranging from 5.25% to 6.20% due in monthly installments ranging from $6,588 to $134,671 including interest with final payments from February through Oct 2009	989,358	2,337,462

Installment notes payable to banks; interest ranging from 5.40% to 5.85% due in monthly installments rangingfrom $23,64 3to $31,661 including interest with final payments from January through July 2010	322,037	521,613

Installment note payable to banks; interest at 5.75%, due in monthly installments of $22,756, including interest with final payment in January 2011	190,829	-

Installment note payable to banks; interest at 6.21%, due in monthly installments of $1,368 including interest with final payment in May 2012	49,253	-

	$1,551,477	$3,134,218

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2008 are as follows:

Year Ending December 31,

2009	1,290,490
2010	216,350
2011	37,903
2012	6,734
$1,551,477

At December 31, 2008 and 2007, the estimated fair value of our debt approximates the carrying value of such instruments due to the interest rates on such debt approximating current market rates.

6.  Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Year ending December 31,	2008	2007

Lease income, net of interest expense on
notes payable realized as a result of direct
payment of principal by lessee to bank	$1,923,636	$1,759,856

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Year ended December 31,	2008	2007

Debt assumed in connection with
purchase of computer equipment	$340,896	$2,573,578

Prepaid acquisition fees earned by the General Partner	$67,730	$129,060

7. Commitments and Contingencies

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

While we believe Quick Loan Funding is currently insolvent, to our knowledge no proceedings in bankruptcy have been initiated. We believe, based on our physical inspection of Quick Loan’s physical assets during our repossession efforts, that Quick Loan Funding may have sufficient assets to cover our judgment lien against it.   To date, the Partnership has recorded a reserve against all outstanding rentals in the amount of approximately $43,000. For the years ended December 31 2008 and 2007 the Partnership recorded impairment charges of approximately $63,000 and $18,000, respectively. As of December 31 2008 the equipment had a net book value of zero.  The Partnership has not experienced any significant changes related to this matter during the fourth quarter of 2008.

In August 2007, a lessee, MobilePro, Inc. defaulted on lease payments for wi-fi equipment owned by the fund.  We were able to cover unpaid amounts by retaining cash collateral in the form of security deposits, which covered approximately eight months of additional rent. Since that period, we communicated with and attempted to work with MobilePro on a resolution, through an equipment sale that could satisfy their obligations to us.

By year end 2008, it became clear that they could not locate a buyer for the equipment.  Therefore, we began to make several demands for payments of back rent not satisfied by the security deposits, and these demands were not satisfied.  Subsequently, on February 10, 2009, our general partner filed suit against MobilePro and other related parties for collection, in the US District Court for the District of Arizona.

Simultaneously, we also filed suit against the City of Tempe, Arizona in order to seek access to our equipment, so that we could repossess and remarket the equipment, as Tempe has denied us access.  On March 27, 2009, the City of Tempe filed a response and counterclaim, seeking an unspecified amount for the use of the right-of-way on the utility poles where the equipment is located, as well as an unspecified fee for electricity used by the equipment and the city is additionally seeking entitlement to ownership of the equipment. We believe both counterclaims are without merit for several reasons and will continue to enforce our rights to the equipment.  The partnership has taken reserves against this lease, from quarter to quarter, to maintain a conservative position on our books.

8.  Reconciliation of Net Reported for Financial Reporting Purposes to Taxable Income on the Federal Partnership Return

Year ended December 31,	2008	2007

Net (loss) for financial reporting purposes	$(1,042,897)	$(292,763)
Adjustments
(Loss) on sale of computer equipment	(471,847)	-
Depreciation	(70,993)	1,215,336
Amortization	245,717	228,124
Unearned lease income	(14,829)	5,784
Penalties	4,228	-
Bad debts	30,818	-
Other	59,473	42,326

Taxable income (loss) on the Federal
Partnership return	$(1,260,330)	$1,198,807

The “Adjustments – Other” includes financial statement adjustments reflected on the tax return in the subsequent year.

Adjustment or (loss) on sale of equipment is due to longer useful lives for tax reporting purpose.

9.  Quarterly Results of Operation (Unaudited)

Summarized quarterly financial data for the year ended December 31, 2008 is as follows:

		Quarter ended
	March 31	June 30	September 30	December 31

2008

Revenues
Lease and other	$1,856,348	$1,760,724	$1,646,710	$1,580,021
Gain (loss) on sale of computer equipment	(4,966)	87,240	2,709	(112,823)

Total revenues	1,851,382	1,847,964	1,649,419	1,467,198

Total costs and expenses	1,943,993	2,027,745	1,878,078	2,009,044

Net (loss)	$(92,611)	$(179,781)	$(228,659)	$(541,846)
Net (loss) allocated to limited partners	$(98,856)	$(186,031)	$(234,897)	$(548,075)
Net (loss) per limited partner unit	$(0.08)	$(0.15)	$(0.19)	$(0.44)

Summarized quarterly financial data for the year ended December 31, 2007 is as follows:

		Quarter ended
	March 31	June 30	September 30	December 31

2007

Revenues
Lease and other	$1,452,763	$1,784,260	$1,773,753	$1,816,430
(Loss) on sale of computer equipment	-	(38)	(4,854)	-

Total revenues	1,452,763	1,784,222	1,768,899	1,816,430

Total costs and expenses	1,481,339	1,872,523	1,868,853	1,910,288

Net (loss)	$(28,576)	$(88,301)	$(99,954)	$(93,858)
Net (loss) allocated to limited partners	$(34,826)	$(94,547)	$(106,204)	$(100,108)
Net (loss) per limited partner unit	$(0.03)	$(0.08)	$(0.08)	$(0.08)