Form 10-Q
period 2009-03-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2009-05-15
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009    or

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
YES  ☒      NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES  ☐      NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      YES  ☐ NO ☒

FORM 10-Q
MARCH 31, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	March, 31	December 31,
	2009	2008
	(unaudited)
Assets

Cash	$1,922,078	$3,053,703
Lease income receivable, net of reserve of $115,617 and $128,617 at March 31, 2009 and December 31, 2008, respectively	467,391	320,541
Accounts receivable, GP	18,516	18,516
Accounts receivable, CCC	148,450	394,435
Accounts receivable, affiliated limited partnerships	4,203	300
Prepaid expenses	16,034	6,422
	2,576,672	3,793,917

Computer equipment, at cost	22,356,818	21,267,794
Accumulated depreciation	(13,411,917)	(12,060,593)
	8,944,901	9,207,201

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $482,272 and $449,553 at March 31, 2009 and at December 31, 2008, respectively	232,091	247,773
Prepaid acquisition Fees	135,214	180,205
	367,305	427,978

Total Assets	$11,888,878	13,429,096

Liabilities and Partners' Capital

Liabilities
Accounts payable	$86,819	$357,751
Accounts payable, General Partner	31,763	41,112
Accounts payable, Commonwealth Capital Corp.	12,676	35,387
Other accrued expenses	48,361	11,302
Unearned lease income	322,837	142,203
Notes payable	1,116,057	1,551,477
Total Liabilities	1,618,513	2,139,232

Partners' Capital
General partner	1,000	1,000
Limited partners	10,269,365	11,288,864
Total Partners' Capital	10,270,365	11,289,864

Total Liabilities and Partners' Capital	$11,888,878	$13,429,096

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)
Revenue
Lease	$1,527,745	$1,827,678
Interest and other	20,908	28,670
Gain on sale of computer equipment	1,486	-
Total Revenue	1,550,139	1,856,348

Expenses
Operating, excluding depreciation	374,661	373,474
Equipment management fee, General Partner	76,992	86,305
Interest	21,889	43,294
Depreciation	1,377,584	1,363,141
Amortization of equipment acquisition costs and deferred expenses	60,673	77,779
Bad debt expense	13,000	-
Loss on sale of computer equipment	-	4,966
Total expenses	1,924,799	1,948,959

Net (loss)	$(374,660)	$(92,611)

Net (loss) allocated to limited partners	$(380,887)	$(98,861)

Net (loss) per equivalent limited partnership unit	$(0.31)	$(0.08)

Weighted average number of equivalent limited partnership units outstanding during the period	1,245,500	1,249,951

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Partners' Capital
For the three months ended March 31, 2009
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2009	50	1,245,852	$1,000	$11,288,864	$11,289,864
Net Income (loss)	-	-	6,227	(380,887)	(374,660)
Redemptions	-	(2,000)	-	(22,249)	(22,249)
Distributions	-	-	(6,227)	(616,363)	(622,589)
Balance, March 31, 2009	50	1,243,852	$1,000	$10,269,365	$10,270,365

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow

	Three Months ended	Three Months ended
	March 31,	March 31,
	2009	2008
	(unaudited)	(unaudited)

Net cash provided by operating activities	$627,014	$734,134

Investing activities:
Capital Expenditures	(1,124,779)	(512,509)
Prepaid acquisition fees	44,991	20,500
Net proceeds from the sale of computer equipment	10,979	4,856
Equipment acquisition fees, General Partner	(44,991)	(20,500)
Net cash (used in) investing activities	(1,113,800)	(507,653)

Financing activities:
Redemptions	(22,249)	-
Distributions to partners	(622,590)	(624,974)
Net cash (used in) financing activities	(644,839)	(624,974)

Net (decrease) in cash	(1,131,625)	(398,493)
Cash beginning of period	3,053,703	4,114,953

Cash end of period	$1,922,078	$3,716,460

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

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance on measuring the fair value of assets and liabilities. SFAS 157 applies to other accounting pronouncements that require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances. This standard also requires additional disclosures in both annual and quarterly reports.  As of January 1, 2008 the Partnership adopted SFAS No. 157 for all financial assets.  Adoption of this pronouncement did not impact the 2008 financial statements of the Partnership.   In February 2008,  FASB issued FSP FAS 157-2 to provide a one-year deferral of the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).   The adoption of SFAS 157-2 on January 1, 2009 did not have a material impact on the Partnership’s financial statements.

In January 2009, FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). FSP EITF 99-20-1 is effective for interim and annual periods ending after December 15, 2008. Retroactive application is not permitted. The adoption of FSP EITF 99-20-1 did not have a significant impact on the Partnership’s financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP FAS 107-1”) and APB 28-1 (“APB 28-1”), which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion NO. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments for interim reporting periods. FSP FAS 107-1 and APB 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of this staff position is not expected to have a material impact on the Partnership’s financial position or results of operation

Basis of Presentation

The financial information presented as of any date other than December 31, 2008 has been prepared from the books and records without audit.  Financial information as of December 31, 2008 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008.  Operating results for the three months ended March 31, 2009 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2009.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed at March 31, 2009 and 2008.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if the Partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to the Partnership.  Also, while a Partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable expenses are expensed as they are incurred.

Cash

At March 31, 2009 cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At March 31, 2009, the total cash balance was as follows:

At March 31, 2009
Total balance Bank	$2,442,071
FDIC insurable limit	$250,000
Exceeded FDIC limit by	$2,192,071

The Partnership can mitigate this risk by depositing funds with more than one institution and by only depositing funds with major financial institutions. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

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

Through March 31, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.  The company’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the equipment is re-leased or sold.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the three months ended March 31, 2009 and 2008, the Partnership incurred remarketing fees of approximately $7,000 and $2,600, respectively. For the three months ended March 31, 2009 the Partnership paid approximately $5,000 in such fees.  No such fees were paid for the three months ended March 31, 2008.

The Partnership’s share of the computer equipment in which it participates with other partnerships at March 31, 2009 and December 31, 2008 was approximately $9,920,000 and $9,480,000, respectively, which is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2009 and December 31, 2008 was approximately $25,068,000 and $23,272,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2009 and December 31, 2008 was $923,000 and $1,183,000, respectively.  The total outstanding debt related to the equipment shared by the Partnership at March 31, 2009 and December 31, 2008 was approximately $2,728,000 and $3,349,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at March 31, 2009:

Amount

Nine months ended December 31, 2009	$3,746,203
Year ended December 31, 2010	1,330,970
Year ended December 31, 2011	569,544
Year ended December 31, 2012	112,855
$5,759,572

4. Related Party Transactions

Receivables/Payables

As of March 31, 2009, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses

See “Summary of Significant Accounting Policies- Reimbursable Expenses,” above. During the three months ended March 31, 2009 and 2008, the Partnership recorded approximately $341,000 and $376,000, respectively, for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the three months ended March 31, 2009 and 2008, equipment acquisition fees of approximately $45,000 and $20,000, respectively, were earned.  The remaining balance of approximately $135,000 will be earned in future periods.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  There were no debt placement fees earned by the General Partner for the three months ended March 31, 2009 and 2008.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the three months ended March 31, 2009, and 2008, equipment management fees of approximately $77,000, and $86,000, respectively, were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the three months ended March 31, 2009 and 2008, equipment liquidation fees of approximately $300 and $200, respectively, were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

	March 31, 2009	December 31, 2008

Installment notes payable to banks; interest ranging from 5.25% to 6.20% due in quarterly or monthly installments ranging from $6,588 to $134,671, including interest, with final payments from February through October 2009	$626,766	$989,358

Installment notes payable to banks; interest ranging from 5.40% to 5.85% due in quarterly installments ranging from $23,643 to $31,661, including interest, with final payments from January through July 2010	271,402	322,037

Installment note payable to bank; interest at 5.75% due in quarterly installments of $22,756 including interest, with final payment in January 2011	170,816	190,829

Installment note payable to bank; interest at 6.21%, due in monthly installments of $1,368, including interest, with final payment in May 2012.	47,073	49,253
	$1,116,057	$1,551,477

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2009 are as follows:

Amount

Nine months ending December 31, 2009	$855,070
Year ended December 31, 2010	216,350
Year ended December 31, 2011	37,903
Year ended December 31, 2012	6,734
$1,116,057

At March 31, 2009 and December 31, 2008, the estimated fair value of our debt approximates the carrying value of such instruments due to the interest rates on such debt approximating current market rates.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2009	2008
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$435,421	$495,179

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2009	2008
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$44,991	$20,500

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

REVENUE RECOGNITION

Through March 31, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreement. The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed as of March 31, 2009 and 2008.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of cash for the three months ended March 31, 2009 and 2008 was cash provided by operating activities of approximately $627,000 and $734,000, respectively.  During the three months ended March 31, 2009 and 2008, equipment was purchased in the amount of approximately $1,125,000 and $513,000, respectively, and distributions were made to partners in the amount of approximately $623,000 and $625,000, respectively.

The Partnership intends to invest approximately $2,000,000 in additional equipment for the remainder of 2009.  The acquisition of this equipment will be funded by debt financing and cash flows from lease rental payments.

For the three months ended March 31, 2009, the Partnership generated cash flows from operating activities of approximately $627,000, which includes a net loss of approximately $375,000 and depreciation and amortization expenses of approximately $1,438,000.  Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $435,420.

For the three months ended March 31, 2008, the Partnership generated cash flows from operating activities of approximately $734,000, which includes a net loss of approximately $93,000, loss on sale of computer equipment of approximately $5,000 and depreciation and amortization expenses of approximately $1,441,000.  Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $495,000.

At March 31, 2009, cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At March 31, 2009, the total cash balance was as follows:

At March 31, 2009
Total balance Bank	$2,442,071
FDIC insurable limit	$250,000
Exceeded FDIC limit by	$2,192,071

The Partnership can mitigate this risk by depositing funds with more than one institution and by only depositing funds with major financial institutions. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of March 31, 2009, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $3,746,000 for the balance of the year ending December 31, 2009 and approximately $2,013,000 thereafter.  As of March 31, 2009, the Partnership’s outstanding debt was approximately $1,116,000 with interest rates ranging from 5.25% to 6.21%, and will be payable through May 2012.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2009 compared to three months ended March 31, 2008

For the three months ended March 31, 2009, the Partnership recognized revenue of approximately $1,550,000 and expenses of approximately $ 1,925,000, resulting in a net loss of approximately $ 375,000.  For the three months ended March 31, 2008, the Partnership recognized revenue of approximately $1,856,000 and expenses of approximately $1,949,000, resulting in a net loss of approximately $93,000.

Lease revenue decreased 16 % to approximately $1,528,000 for the three months ended March 31, 2009, from approximately $1,828,000 for the three months ended March 31, 2008.  This decrease was primarily attributable more lease agreements ending versus new leases commencing, during the three months ended March 31, 2009.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses of approximately $375,000 remained relatively consistent for the three months ended March 31, 2009 and 2008 primarily due to the steady continuing operation of the Partnership, without the occurrence of any unusual or unexpected expenses.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 11 % to approximately $77,000 for the three months ended March 31, 2009, from approximately $86,000 for the three months ended March 31, 2008, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses slightly decreased to approximately $1,438,000 for the three months ended March 31, 2009, from $1,441,000 for the three months ended March 31, 2008. This decrease is primarily attributable to equipment being fully amortized and depreciated and not being replaced with as many new leases.

The Partnership sold computer equipment with a net book value of approximately $9,500 for the three months ended March 31, 2009, for a net gain of approximately $1,500.  The Partnership sold computer equipment with a net book value of approximately $10,000 for the three months ended March 31, 2008, for a net loss of approximately $5,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2009 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the first quarter of 2009 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.    Legal Proceedings

    In April 2007, our lessee Quick Loan Funding, Inc. began defaulting on its lease payments.  From April 2007 through the first quarter of 2008 we attempted several times to collect payment of outstanding lease payments and to recover the equipment from this lessee. On April 2, 2008, we filed suit in the Superior Court of Orange County, California (Docket No. 30-2008-00104785) against Quick Loan Funding, Inc. and its owner, Daniel Sadek, to recover the unpaid lease payments, late fees and the equipment. In July 2008, we recovered a portion of the equipment leased to Quick Loan Funding, and we are continuing to pursue all available means to recover the remainder of the equipment and the outstanding amounts owed to us.  On September 24, 2008, we obtained a judgment against Quick Loan Funding for all amounts owed to us. We are currently in the process of executing this judgment against any available assets of Quick Loan Funding.  While we believe Quick Loan Funding is currently insolvent, to our knowledge no proceedings in bankruptcy have been initiated. We believe, based on our physical inspection of Quick Loan’s physical assets during our repossession efforts, that Quick Loan Funding may have sufficient assets to cover our judgment lien against it.  To date, the Partnership has recorded a reserve against all outstanding rentals in the amount of approximately $43,000.   For the years ended December 31, 2008 and 2007, the Partnership recorded impairment charges of approximately $63,000 and $18,000, respectively. As of December 31, 2008 the equipment has a net book value of zero.  The Partnership has not experienced any significant changes related to this matter during the first quarter of 2009.

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

     As of December 31, 2008, it became clear that they could not locate a buyer for the equipment.  Therefore, we began to make several demands for payments of back rent not satisfied by the security deposits, and these demands were not satisfied.  Subsequently, on February 10, 2009, our General Partner filed suit against MobilePro and other related parties for collection, in the US District Court for the District of Arizona.

    Simultaneously, we also filed suit against the City of Tempe, Arizona in order to seek access to our equipment, so that we could repossess and remarket the equipment, as Tempe has denied us access.  On March 27, 2009, the City of Tempe filed a response and counterclaim, seeking an unspecified amount for the use of the right-of-way on the utility poles where the equipment is located, as well as an unspecified fee for electricity used by the equipment and the city is additionally seeking entitlement to ownership of the equipment. We believe both counterclaims are without merit for several reasons and will continue to enforce our rights to the equipment.  On May 4, 2009, Mobile Pro filed its response generally denying liability, and counterclaimed for unspecified damages due to our alleged failure to mitigate our damages. We believe Mobile Pro’s counterclaims are without merit and will continue to pursue our action for damages.  To date, the Partnership has taken reserves against outstanding rentals of approximately $31,000 to cover potential loss exposure.

    As of March 31, 2009, the Partnership had approximately $126,000 in accounts receivable due from Chrysler LLC.  In light of Chrysler’s recent filing for Chapter 11 bankruptcy protection on April 30, 2009, we believe that a portion of that amount may be uncollectible.  Prior to their bankruptcy filing, the fund reserved approximately $55,000, due to trouble in collections efforts.  Once Chrysler’s reorganization plan is confirmed, we expect to know which of their leases will be affirmed or rejected.  Based on information currently available, we believe there is a significant likelihood that the past due amounts will be collectible, therefore we believe the current amount of reserve is adequate through the quarter ended March 31, 2009.  As further information becomes available, the Fund may need to increase its reserve in future periods to cover potential loss exposure.

Item 1A.                          Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through the first quarter of 2009, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 15, 2009	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

May 15, 2009	/s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer