Form 10-Q
period 2009-06-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2009-08-13
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 or

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

FORM 10-Q
JUNE 30, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets

Cash	$140,025	$3,053,703
Lease income receivable, net of reserve of $128,617 at June 30, 2009 and $115,617 and December 31, 2008, respectively	456,387	320,541
Accounts receivable, General Partner	-	18,516
Accounts receivable, Commonwealth Capital Corp.	93,210	394,435
Accounts receivable, affiliated limited partnerships	1,563	300
Prepaid expenses	9,629	6,422
	700,814	3,793,917

Computer equipment, at cost	24,208,709	21,267,794
Accumulated depreciation	(14,759,681)	(12,060,593)
	9,449,028	9,207,201

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $447,723 and $518,860 at June 30, 2009 and December 31, 2008, respectively	255,503	247,773
Prepaid acquisition Fees	55,893	180,205
	311,396	427,978

Total Assets	$10,461,238	13,429,096

Liabilities and Partners' Capital

Liabilities
Accounts payable	$140,686	$357,751
Accounts payable, General Partner	27,709	41,112
Accounts payable, Commonwealth Capital Corp.	-	35,387
Other accrued expenses	18,895	11,302
Unearned lease income	287,136	142,203
Notes payable	815,356	1,551,477
Total Liabilities	1,289,782	2,139,232

Partners' Capital
General partner	1,000	1,000
Limited partners	9,170,456	11,288,864
Total Partners' Capital	9,171,456	11,289,864

Total Liabilities and Partners' Capital	$10,461,238	$13,429,096

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue
Lease	$1,458,570	$1,739,599	$2,986,315	$3,567,278
Interest and other	12,418	21,125	33,326	49,795
Gain on sale of computer equipment	17,674	87,240	19,160	82,274
Total Revenue	1,488,662	1,847,964	3,038,801	3,699,347

Expenses
Operating, excluding depreciation	359,879	422,466	734,540	795,940
Equipment management fee, General Partner	72,324	92,059	149,316	178,364
Interest	15,991	39,201	37,880	82,495
Depreciation	1,454,353	1,395,027	2,831,937	2,758,168
Amortization of equipment acquisition costs and deferred expenses	55,909	78,992	116,582	156,772
Bad debt expense	-	-	13,000	-
Total expenses	1,958,456	2,027,745	3,883,255	3,971,739

Net (loss)	$(469,794)	$(179,781)	$(844,454)	$(272,392)

Net (loss) allocated to limited partners	$(476,010)	$(186,031)	$(856,896)	$(284,892)

Net (loss) per equivalent limited partnership unit	$(0.38)	$(0.15)	$(0.69)	$(0.23)

Weighted average number of equivalent limited partnership units outstanding during the period	1,243,852	1,248,951	1,244,352	1,248,951

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Partners' Capital
For the six months ended June 30, 2009
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2009	50	1,245,852	$ 1,000	$ 11,288,864	$ 11,289,864
Net Income (loss)	-	-	12,442	(856,896)	(844,454)
Redemptions	-	(2,648)	-	(29,654)	(29,654)
Distributions	-	-	(12,442)	(1,231,858)	(1,244,300)
Balance, June 30, 2009	50	1,243,204	$ 1,000	$ 9,170,456	$ 9,171,456

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Six Months ended	Six Months ended
	June 30,	June 30,
	2009	2008

Net cash provided by operating activities	$1,414,880	$1,019,161

Investing activities:
Capital Expenditures	(3,107,805)	(583,599)
Prepaid acquisition fees	-	(14,039)
Net proceeds from the sale of computer equipment	53,201	507,602
Net cash (used in) investing activities	(3,054,604)	(90,036)

Financing activities:
Redemptions	(29,654)	(15,192)
Distributions to partners	(1,244,300)	(1,249,576)
Debt placement fee paid to General Partner	-	(2,916)
Net cash (used in) financing activities	(1,273,954)	(1,267,684)

Net (decrease) in cash	(2,913,678)	(338,559)
Cash beginning of period	3,053,703	4,114,953

Cash end of period	$140,025	$3,776,394

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

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In  June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP (“SFAS 168”), which replaces SFAS No. 162, The Hierarchy of GAAP and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants.  SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  As SFAS 168 is not intended to change or alter existing GAAP, it will not impact the Partnership’s condensed financial statements.  The Partnership will adjust historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references included in the Codification.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which amended certain requirements of FIN 46R to improve financial reporting disclosure by companies involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS 167 is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. The Partnership is currently evaluating the potential impact of the adoption of SFAS 167 on its condensed financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (“SFAS 166”), which was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about (1) a transfer of its financial assets, (2) the effects of such a transfer on its financial position, financial performance, and cash flows, and (3) a reporting entity’s continuing involvement, if any, in the transferred financial assets. SFAS 166 is effective for annual reporting periods beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter, with early adoption prohibited. The Partnership is currently evaluating the potential impact of the adoption of SFAS 166, but does not believe that it will have a material impact on its financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which sets forth principles and requirements for subsequent events, specifically (1) the period during which management should evaluate events or transactions that may occur for potential recognition and disclosure, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date, and (3) the disclosures that an entity should make about events and transactions occurring after the balance sheet date. SFAS 165 is effective for interim reporting periods ending after June 15, 2009. The Partnership adopted SFAS 165 during the second quarter of 2009 and it did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FAS 115-2 and FAS 124-2”).  This FSP provides a framework to perform an other-than-temporary impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired.  Additionally this FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.   FAS 115-2 is effective for interim reporting periods ending after June 15, 2009.  The Partnership adopted FAS 115-2 and FAS 124-2 in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1), which amends Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about the fair value of financial instruments for interim reporting periods, as well as annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively.  The Partnership adopted FSP 107-1 in the second quarter of 2009. Except for the disclosure requirements, the adoption of FSP 107-1 and APB 28-1 did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”).  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased and provides guidance on identifying circumstances that indicate a transaction is not orderly.  FAS 157-4 is effective for interim reporting periods ending after June 15, 2009.  The Partnership adopted FAS 157-4 in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Partnership’s condensed financial statements.

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

In February 2008,  FASB issued FSP FAS 157-2 to provide a one-year deferral of the effective date of Statement 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).   The Partnership adopted the provisions of FSP FAS 157-2 in the quarter ended March 31, 2009.  The required provisions did not have a material impact on the Partnership’s condensed financial statements.

Basis of Presentation

The financial information presented as of any date other than December 31, 2008 has been prepared from the books and records without audit.  Financial information as of December 31, 2008 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008.  Operating results for the six months ended June 30, 2009 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2009.

Pursuant to Statement of Financial Accounting Standards No. 165 (“FASB No. 165”), subsequent events have been evaluated through August 12, 2009, the date these financial statements were available to be issued, and there were no subsequent events to be reported.

Disclosure of Fair Value of Financial Instruments

Effective April 2009, the Partnership has adopted Financial Accounting Standards Board Staff Position SFAS 107-1 and Accounting Principles Board (APB) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28-1). The FSP amends SFAS 107 to require disclosures about fair value of financial instruments in both interim and annual financial statements. This FSP also amends APB 28 to require those disclosures in summarized financial information at interim reporting periods.

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  The partnership holds no financial instruments, except notes payable. Cash, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2009 and December 31, 2008.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2009 and December 31, 2008 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2009 and December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed at June 30, 2009.  The Partnership determined that impairment in the amount of approximately $15,000 existed as of June 30, 2008.

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

Cash

At June 30, 2009, cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At June 30, 2009, the total cash balance was as follows:

At June 30, 2009
Total bank balance	$651,954
FDIC insurable limit	$250,000
Uninsured amount	$401,954

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

Reclassification

Certain prior amounts have been reclassified to conform to the current presentation. The net results of the reclassifications did not have an impact on the Partnership’s previously reported financial position, cash flows, or results of operations.

3. Computer Equipment

The Partnership is the lessor of equipment under operating leases with periods generally ranging from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through June 30, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.  The company’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the equipment is re-leased or sold.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the six months ended June 30, 2009 and 2008, the Partnership incurred remarketing fees of approximately $33,000 and $5,000, respectively. For the six months ended June 30, 2009 the Partnership paid approximately $25,000 in such fees.  No such fees were paid for the six months ended June 30, 2008.

The Partnership’s share of the computer equipment in which it participates with other partnerships at June 30, 2009 and December 31, 2008 was approximately $10,328,000 and $9,480,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2009 and December 31, 2008 was approximately $25,884,000 and $23,272,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2009 and December 31, 2008 was $681,000 and $1,183,000, respectively.  The total outstanding debt related to the equipment shared by the Partnership at June 30, 2009 and December 31, 2008 was approximately $2,142,000 and $3,349,000, respectively.

The following is a schedule of future minimum rentals on noncancellable operating leases at June 30, 2009:

Amount

Six months ending December 31, 2009	$2,016,502
Year ended December 31, 2010	1,992,898
Year ended December 31, 2011	1,189,000
Year ended December 31, 2012	303,886
$5,502,286

4. Related Party Transactions

Receivables/Payables

As of June 30, 2009, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Reimbursable Expenses

See “Summary of Significant Accounting Policies- Reimbursable Expenses,” above. During the six months ended June 30, 2009 and 2008, the Partnership recorded approximately $691,000 and $750,000, respectively, for reimbursement of expenses to the General Partner.

Equipment Acquisition Fee

The General Partner is entitled to be paid an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.  For the six months ended June 30, 2009 and 2008, equipment acquisition fees of approximately $124,000 and $35,000, respectively, were earned.  At June 30, 2009, the remaining balance was approximately $56,000 and will be earned in future periods.

Debt Placement Fee

As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.  There were no debt placement fees earned by the General Partner for the six months ended June 30, 2009. For the six months ended June 30, 2008, the General Partner earned approximately $3,000 in such fees.

Equipment Management Fee

The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.  For the six months ended June 30, 2009, and 2008, equipment management fees of approximately $149,000 and $178,000, respectively, were earned by the General Partner.

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the six months ended June 30, 2009 and 2008, equipment liquidation fees of approximately $1,700 and $17,000, respectively, were earned by the General Partner.

5. Notes Payable

Notes payable consisted of the following:

	June 30, 2009	December 31, 2008
Installment notes payable to banks; interest ranging from 5.25% to 6.20% due in quarterly or monthly installments ranging from $6,589 to $134,671, including interest, with final payments from January through October 2009	$401,098	$989,358

Installment notes payable to banks; interest ranging from 5.40% to 5.85% due in quarterly installments ranging from $23,643 to $31,661, including interest, with final payments from January through July 2010	220,059	322,037

Installment note payable to bank; interest at 5.75% due in quarterly installments of $22,756 including interest, with final payment in January 2011	150,515	190,829

Installment note payable to bank; interest at 6.21%, due in monthly installments of $1,368, including interest, with final payment in May 2012.	43,684	49,253
	$815,356	$1,551,477

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2009 are as follows:

Amount

Six months ending December 31, 2009	$554,372
Year ended December 31, 2010	216,348
Year ended December 31, 2011	37,903
Year ended December 31, 2012	6,733
$815,356

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2009	2008

Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$736,121	$997,491

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2009	2008
Debt assumed in connection with purchase of computer equipment	$-	$291,642
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$124,312	$35,010

The Partnership wrote-off fully amortized acquisition and finance fees of approximately $188,000 for the six months ended June 30, 2009.

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

REVENUE RECOGNITION

Through June 30, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreement. The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.  The Partnership determined that no impairment existed at June 30, 2009.  The Partnership determined that impairment in the amount of approximately $15,000 existed as of June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of cash for the six months ended June 30, 2009 and 2008 was cash provided by operating activities of approximately $1,415,000 and $1,019,000, respectively.  During the six months ended June 30, 2009 equipment was purchased in the amount of approximately $3,108,000 and distributions were paid in the amount of approximately $1,244,000.   Equipment was purchased in the amount of approximately $584,000 during the six months ended June 30, 2008 and distributions were paid in the amount of approximately $1,250,000.

The Partnership intends to invest approximately $1,000,000 in additional equipment for the remainder of 2009.  The acquisition of this equipment will be funded by debt financing and cash flows from lease rental payments.

For the six months ended June 30, 2009, the Partnership generated cash flows from operating activities of approximately $1,415,000, which includes a net loss of approximately $844,000, a gain on sale of computer equipment of approximately $19,000 and depreciation and amortization expenses of approximately $2,949,000.  Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $736,000.

For the six months ended June 30, 2008, the Partnership generated cash flows from operating activities in the amount of approximately $1,019,000, which includes a net loss of approximately $272,000, a gain on sale of computer equipment of approximately $82,000 and depreciation and amortization expenses of approximately $2,915,000.  Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $997,000.

At June 30, 2009, cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At June 30, 2009, the total cash balance was as follows:

At June 30, 2009
Total bank balance	$651,954
FDIC insurable limit	$250,000
Uninsured amount	$401,954

The Partnership mitigates this risk by only depositing funds with major financial institutions. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of June 30, 2009, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $2,017,000 for the balance of the year ending December 31, 2009 and approximately $3,486,000 thereafter.  As of June 30, 2009, the Partnership’s outstanding debt was approximately $815,000 with interest rates ranging from 5.25% to 6.21%, and will be payable through May 2012.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2009 compared to three months ended June 30, 2008

For the three months ended June 30, 2009, the Partnership recognized revenue of approximately $1,489,000 and expenses of approximately $1,958,000, resulting in a net loss of approximately $469,000.  For the three months ended June 30, 2008, the Partnership recognized revenue of approximately $1,848,000 and expenses of approximately $2,028,000, resulting in a net loss of approximately $180,000.

Lease revenue decreased 16% to approximately $1,459,000 for the three months ended June 30, 2009, from approximately $1,740,000 for the three months ended June 30, 2008.  This decrease was primarily attributable more lease agreements ending versus new leases commencing, during the three months ended June 30, 2009.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased 15% to approximately $360,000 for the three months ended June 30, 2009 from approximately $422,000 for the three months ended June 30, 2008 primarily due to decreases in reimbursable expenses and Partnership taxes. See “Summary of Significant Accounting Policies- Reimbursable Expenses,” in note 2.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 21% to approximately $72,000 for the three months ended June 30, 2009, from approximately $92,000 for the three months ended June 30, 2008, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses slightly increased to approximately $1,510,000 for the three months ended June 30, 2009, from $1,474,000 for the three months ended June 30, 2008. This increase is primarily attributable to the acquisition of new equipment associated with the purchase of new leases.

The Partnership sold computer equipment with a net book value of approximately $25,000 for the three months ended June 30, 2009, for a net gain of approximately $18,000.  The Partnership sold computer equipment with a net book value of approximately $416,000 for the three months ended June 30, 2008, for a net gain of approximately $87,000.

Six months ended June 30, 2009 compared to Six months ended June 30, 2008

For the six months ended June 30, 2009, the Partnership recognized revenue of approximately $3,039,000, and expenses of approximately $3,883,000 resulting in a net loss of approximately $844,000.  For the six months ended June 30, 2008, the Partnership recognized revenue of approximately $3,699,000, and expenses of approximately $3,972,000, resulting in a net loss of approximately $272,000.

Lease revenue decreased 16% to $2,986,000 for the six months ended June 30, 2009, from $3,567,000, for the six months ended June 30, 2008. This decrease was primarily attributable more lease agreements ending versus new leases commencing, during the six months ended June 30, 2009.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased to approximately $735,000 for the six months ended June 30, 2009, from $796,000 for the six months ended June 30, 2009, primarily due to decreases in reimbursable expenses and Partnership taxes. See “Summary of Significant Accounting Policies- Reimbursable Expenses,” in note 2.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $149,000 for the six months ended June 30, 2009, from $178,000 for the six months ended June 30, 2008, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses slightly increased to approximately $2,949,000 for the six months ended June 30, 2009, from $2,915,000 for the six months ended June 30, 2008. This increase was due to the acquisition of new equipment attributable to the purchase of new leases.

The Partnership sold computer equipment with a net book value of approximately $34,000 for the six months ended June 30, 2009, for a net gain of approximately $19,000.  The Partnership sold computer equipment with a net book value of approximately $425,000 for the six months ended June 30, 2008, for a net gain of approximately $82,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2009 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are sufficient to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the second quarter of 2009 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.                                Legal Proceedings

To date, the Partnership has recorded a reserve against all outstanding rentals for Quick Loan Funding in the amount of $43,000.  As of June 30, 2009, the equipment has a net book value of zero.  Additionally, in July, known assets of Quick Loan Funding were sold at auction in Orange County, CA and were purchased by our General Partner.  The General Partner is in the process of reselling certain assets with value, with resale proceeds to be delivered to the Partnership, in an attempt to reduce equity lost on this lease transaction.  Please see the description of the Quick Loan Funding proceeding in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Legal Proceedings.”

The Partnership’s legal proceedings against Mobile Pro, Inc. and the City of Tempe, Arizona remain open.  Please see the description of the MobilePro and Tempe proceedings in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Legal Proceedings” for a more complete description of this matter.  The parties continue to prepare for the discovery process and have set a tentative trial date of September 13, 2010.  To date, the Partnership has taken reserves against outstanding rentals of approximately $31,000 to cover potential loss exposure.

As of June 30, 2009, the Partnership has approximately $307,000 in accounts receivable due from Chrysler. We believe a portion of that amount may be uncollectible. To date, the Partnership has recorded a reserve against all outstanding rentals for Chrysler in the amount of $55,000.  We are currently negotiating a cure resolution agreement with Chrysler, pursuant to which Chrysler is expected to agree to pay certain past due amounts and cure its pre-bankruptcy defaults under its leases.  We expect that upon signing of the cure resolution agreement, we will recover a meaningful percentage of the outstanding receivables.   Therefore, as we have not yet reached a definitive agreement on the cure amounts, we believe the current amount of reserve is adequate through the quarter ended June 30, 2009.  We may, however, determine that additional reserves may need to be taken to cover potential loss exposure at a later time.

Item 1A.                      Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through the second quarter of 2009, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 13, 2009	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

August 13, 2009	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer