Form 10-Q
period 2009-09-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2009-11-16
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 or

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

FORM 10-Q
SEPTEMBER 30, 2009

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets

Cash	$495,866	$3,053,703
Lease income receivable, net of reserve of $128,617 and $115,617 at September 30, 2009 and December 31, 2008, respectively	499,203	320,541
Accounts receivable, Commonwealth Capital Corp.		359,048
Accounts receivable, affiliated limited partnerships	228	300
Prepaid expenses	6,524	6,422
	1,001,821	3,740,014

Computer equipment, at cost	23,792,945	21,267,794
Accumulated depreciation	(16,002,140)	(12,060,593)
	7,790,805	9,207,201

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $378,213 and $518,860 at September 30, 2009 and December 31, 2008, respectively	204,243	247,773
Prepaid acquisition Fees	55,893	180,205
	260,136	427,978

Total Assets	$9,052,762	$13,375,193

Liabilities and Partners' Capital

Liabilities
Accounts payable	$110,917	$357,751
Accounts payable, General Partner	67,211	22,596
Accounts payable, Commonwealth Capital Corp.	14,252	-
Other accrued expenses	17,239	11,302
Unearned lease income	344,991	142,203
Notes payable	528,203	1,551,477
Total Liabilities	1,082,813	2,085,329

Partners' Capital
General partner	1,000	1,000
Limited partners	7,968,949	11,288,864
Total Partners' Capital	7,969,949	11,289,864

Total Liabilities and Partners' Capital	$9,052,762	$13,375,193

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue
Lease	$1,325,909	$1,623,117	$4,312,224	$5,190,395
Interest and other	40,831	23,593	74,157	73,388
Gain (loss) on sale of computer equipment	(2,120)	2,709	17,040	84,982
Total revenue	1,364,620	1,649,419	4,403,421	5,348,765

Expenses
Operating, excluding depreciation	266,140	327,542	1,000,680	1,123,480
Equipment management fee, General Partner	66,295	81,156	215,611	259,520
Interest	11,650	32,326	49,530	114,822
Depreciation	1,549,182	1,330,147	4,381,119	4,088,315
Amortization of equipment acquisition costs and deferred expenses	51,260	76,089	167,842	232,861
Bad debt expense	-	30,818	13,000	30,818
Total expenses	1,944,527	1,878,078	5,827,782	5,849,816

Net (loss)	$(579,907)	$(228,659)	$(1,424,361)	$(501,051)

Net (loss) allocated to limited partners	$(476,010)	$(234,897)	$(1,443,019)	$(519,789)

Net (loss) per equivalent limited partnership unit	$(0.38)	$(0.19)	$(1.16)	$(0.42)

Weighted average number of equivalent limited partnership units outstanding during the period	1,243,204	1,248,010	1,243,960	1,249,082

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Partners' Capital
For the nine months ended September 30, 2009
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2009	50	1,245,852	$ 1,000	$ 11,288,864	$ 11,289,864
Net Income (loss)	-	-	18,658	(1,443,019)	(1,424,361)
Redemptions	-	(2,648)	-	(29,654)	(29,654)
Distributions	-	-	(18,658)	(1,847,242)	(1,865,900)
Balance, September 30, 2009	50	1,243,204	$ 1,000	$ 7,968,949	$ 7,969,949

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2009	2008

Net cash provided by operating activities	$2,285,399	$1,708,949

Investing activities:
Capital expenditures	(3,107,805)	(770,973)
Acquisition fees paid to General Partner	-	$(14,039)
Net proceeds from the sale of computer equipment	160,123	545,652
Net cash (used in) investing activities	(2,947,682)	(239,360)

Financing activities:
Redemptions	(29,654)	(49,119)
Distributions to partners	(1,865,900)	(1,873,347)
Debt placement fee paid to General Partner	-	(2,916)
Net cash (used in) financing activities	(1,895,554)	(1,925,382)

Net (decrease) in cash	(2,557,837)	(455,793)
Cash beginning of period	3,053,703	4,114,953

Cash end of period	$495,866	$3,659,160

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

2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In June 2009, the FASB issued an accounting standard codified within Accounting Standards Codification (“ASC”) ASC 105,, Generally Accepted Accounting Principles, (“ASC 105” and formerly referred to as SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 is not intended to change or alter existing GAAP, it will not impact the Partnership’s condensed financial statements.  The Partnership has adjusted historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references included in the Codification.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASC Update 2009-07”) Accounting for Various Topics - Technical Corrections to SEC Paragraphs.  This ASU represents technical corrections to various ASC Topics containing SEC guidance.  The technical corrections resulted from external comments received, and consisted principally of paragraph referencing and minor wording changes.   In the third quarter of 2009, the Partnership adopted this FASB ASU.  The adoption of this ASU did not have any impact on the condensed financial statements included herein.

In August 2009, the FASB issued Accounting Standards Update No 2009-05 (“ASC Update 2009-05”), an update to FASB ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  ASC Update 2009-05 will become effective for the Partnership’s annual financial statements for the year ended December 31, 2009.  The Partnership has not determined the impact that this update may have on its financial statements.

In June 2009, the FASB issued FAS 167 “Amendments to FASB Interpretation No.46(R),” which has yet to be codified with the ASC. Once codified, the standard would amend ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  This guidance is effective for the Partnership beginning in the first quarter of fiscal year 2010.  The Partnership is currently evaluating the impact that the adoption of ASC 810 will have on its condensed financial statements.

In June 2009, the FASB issued FAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.”   This pronouncement has not yet been incorporated into the FASB’s codification. This standard will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. This standard is effective at the start of a Partnership’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for companies reporting earnings on a calendar-year basis. The Partnership is currently analyzing the impact of this statement, if any, to its condensed financial statements.

In May 2009, the FASB issued an accounting standard codified within ASC 855,” Subsequent Events”, (“ASC 855” and formerly referred to as SFAS No. 165), which modified the subsequent event guidance.  The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued.  This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.  The Partnership adopted ASC 855 during the quarter ended June 30, 2009 and it did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 320 (formerly referred to as FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted ASC 320 in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments,” (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information, (“ASC 825-10-65” and formerly referred to as FSP FAS No. 107-1 and APB Opinion No. 28-1), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009.  The Partnership adopted ASC 825 in the quarter ended June 30, 2009. Except for the disclosure requirements, the adoption of ASC 825 did not have a material impact on the Partnership’s condensed financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” ( “ASC 820” and formerly referred to as FSP FAS 157-4), ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted ASC 820 in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Partnership’s condensed financial statements

 Basis of Presentation

The financial information presented as of any date other than December 31, 2008 has been prepared from the books and records without audit.  Financial information as of December 31, 2008 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2008.  Operating results for the nine months ended September 30, 2009 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2009.

Pursuant to ASC 855, “Subsequent Events”, subsequent events have been evaluated through November 12, 2009, the date these financial statements were available to be issued, and there were no subsequent events to be reported.

Disclosure of Fair Value of Financial Instruments

Effective April 2009, the Partnership has adopted ASC 825, Financial Instruments, (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information, (“ASC 825-10-65” and formerly referred to as “SFAS 107-1” and “APB 28-1”).   This ASC requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  The partnership holds no financial instruments, except notes payable. Cash, receivables, accounts payable, and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2009 and December 31, 2008.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2009 and December 31, 2008 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2009 and December 31, 2008.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then an impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.   The Partnership determined that impairment in the amount of approximately $87,000 and $15,000 existed for the period ended September 30, 2009 and 2008, respectively.    Such amounts have been included in depreciation expense in the accompanying financial statements.

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

Cash

At September 30, 2009, cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At September 30, 2009, the total cash balance was as follows:

At September 30, 2009	Bank A
Total bank balance	$ 1,003,978
FDIC insurable limit	$ (250,000)
Uninsured amount	$ 753,978

The Partnership mitigates bank failure risk by only depositing funds with major a financial institution.  The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange.  The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

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

Through September 30, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on the monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.  The company’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the equipment is re-leased or sold.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy potentially minimizes any conflicts the leasing company may have with a potential new lease and will potentially assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the nine months ended September 30, 2009 and 2008, the Partnership incurred remarketing fees of approximately $51,000 and $51,000, respectively. For the nine months ended September 30, 2009 and 2008 the Partnership paid approximately $37,000 and $22,000, respectively, in such fees.

The Partnership’s share of the computer equipment in which it participates with other partnerships at September 30, 2009 and December 31, 2008 was approximately $11,564,000 and $9,480,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2009 and December 31, 2008 was approximately $34,907,000 and $23,272,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2009 and December 31, 2008 was $435,000 and $1,183,000, respectively.  The total outstanding debt related to the equipment shared by the Partnership at September 30, 2009 and December 31, 2008 was approximately $1,547,000 and $3,349,000, respectively.

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2009:

Amount
Three Months ended December 31, 2009	$ 925,475
Year ended December 31, 2010	2,015,859
Year ended December 31, 2011	1,212,108
Year ended December 31, 2012	303,886
$ 4,457,328

4. Related Party Transactions

Receivables/Payables

As of September 30, 2009, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine Months Ended September 30,	2009	2008

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  See “Summary of Significant Accounting Policies - Reimbursable Expenses, “above.
	$ 926,000	$ 1,068,000

Equipment Acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract.   At September 30, 2009, the remaining balance of prepaid acquisition fees was approximately $56,000, which will be earned in future periods.
	$ 124,000	$ 42,000

Debt Placement fee
As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness, provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.	$ -	$ 3,000

Equipment management fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.
	$ 216,000	$ 260,000

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
	$ 5,000	$ 18,000

 5. Notes Payable

Notes payable consisted of the following:

	September 30, 2009	December 31, 2008

Installment notes payable to banks; interest ranging from 5.25% to 6.20% due in quarterly or monthly installments ranging from $6,588 to $134,671, including interest, with final payments from January through October 2009	$190,041	$989,358

Installment notes payable to banks; interest ranging from 5.40% to 5.85% due in quarterly installments ranging from $23,643 to $31,661, including interest, with final payments from January through July 2010	167,998	322,037

Installment note payable to bank; interest at 5.75% due in quarterly installments of $22,756 including interest, with final payment in January 2011	129,923	190,829

Installment note payable to bank; interest at 6.21%, due in monthly installments of $1,368, including interest, with final payment in May 2012.	40,241	49,253
	$528,203	$1,551,477

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2009 are as follows:

Amount
Three months ending December 31, 2009	$ 267,218
Year ended December 31, 2010	216,349
Year ended December 31, 2011	37,903
Year ended December 31, 2012	6,733
$ 528,203

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2009	2008
Lease income, net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$ 1,023,374	$ 1,495,243

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

 Noncash investing and financing activities include the following:

Nine months ended September 30,	2009	2008
Debt assumed in connection with purchase of computer equipment	$ -	$ 291,642
Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$ 124,312	$ 42,505

The Partnership wrote-off fully amortized acquisition and finance fees of approximately $309,000 for the nine months ended September 30, 2009.  Additionally, the partnership wrote-off obsolete equipment with a net book value of approximately $15,000 for the nine months ended September 30, 2009.

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

COMPUTER EQUIPMENT

Commonwealth Capital Corp., on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. Depreciation on computer equipment for financial statement purposes is based on the straight-line method over estimated useful lives of three to four years.

 REVENUE RECOGNITION

Through September 30, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreement. The Partnership’s leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

The Partnership reviews a customer’s credit history before extending credit and establishes a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

LONG-LIVED ASSETS

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether an impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, and impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset.   The Partnership determined that impairment in the amount of approximately $87,000 and $15,000 existed for the period ended September 30, 2009 and 2008, respectively.    Such amounts have been included in depreciation expense in the accompanying financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership’s primary source of cash for the nine months ended September 30, 2009 and 2008 was cash provided by operating activities of approximately $2,285,000 and $1,709,000, respectively.  During the nine months ended September 30, 2009 equipment was purchased in the amount of approximately $3,108,000 and distributions were paid in the amount of approximately $1,866,000.   Equipment was purchased in the amount of approximately $771,000 during the nine months ended September 30, 2008 and distributions were paid in the amount of approximately $1,873,000.

The Partnership intends to invest approximately $500,000 in additional equipment for the remainder of 2009.  The acquisition of this equipment will be funded by debt financing and cash flows from lease rental payments.

For the nine months ended September 30, 2009, the Partnership generated cash flows from operating activities of approximately $2,285,000, which includes a net loss of approximately $1,424,000, a gain on sale of computer equipment of approximately $17,000 and depreciation and amortization expenses of approximately $4,549,000.  Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $1,023,274.

For the nine months ended September 30, 2008, the Partnership generated cash flows from operating activities of approximately $1,709,000 which includes a net loss of approximately $501,000, and depreciation and amortization expenses of approximately $4,321,000.  Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $1,495,000.

At September 30, 2009, cash was held in two accounts maintained at one financial institution. The accounts were, in the aggregate, federally insured for up to $250,000.  At September 30, 2009, the total cash balance was as follows:

At September 30, 2009	Bank A
Total bank balance	$ 1,003,978
FDIC insurable limit	$ (250,000)
Uninsured amount	$ 753,978

The Partnership mitigates bank failure risk by only depositing funds with major a financial institution.  The Partnership deposits its funds with a Moody's Aaa-Rated banking institutions which is one of only three Aaa-Rated banks listed on the New York Stock Exchange.  The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2009 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

The Partnership's investment strategy of acquiring computer equipment and generally leasing it under “triple-net leases” to operators who generally meet specified financial standards minimizes the Partnership's operating expenses.  As of September 30, 2009, the Partnership had future minimum rentals on non-cancelable operating leases of approximately $925,000 for the balance of the year ending December 31, 2009 and approximately $3,532,000 thereafter.  As of September 30, 2009, the Partnership’s outstanding debt was approximately $528,000 with interest rates ranging from 5.25% to 6.21%, and will be payable through May 2012.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2009 compared to Three Months ended September 30, 2008

For the three months ended September 30, 2009, the Partnership recognized revenue of approximately $1,365,000 and expenses of approximately $1,945,000, resulting in a net loss of approximately $580,000.  For the three months ended September 30, 2008, the Partnership recognized revenue of approximately $1,649,000 and expenses of approximately $1,878,000, resulting in a net loss of approximately $229,000.

Lease revenue decreased 18% to approximately $1,326,000 for the three months ended September 30, 2009, from approximately $1,623,000 for the three months ended September 30, 2008.  This decrease was primarily attributable more lease agreements ending versus new leases commencing, during the three months ended September 30, 2009.

 Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased 19% to approximately $266,000 for the three months ended September 30, 2009 from approximately $328,000 for the three months ended September 30, 2008 primarily due to decreases in reimbursable expenses and Partnership taxes. See “Summary of Significant Accounting Policies - Reimbursable Expenses,” in note 2.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased 18% to approximately $66,000 for the three months ended September 30, 2009, from approximately $81,000 for the three months ended September 30, 2008, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased to approximately $1,600,000 for the three months ended September 30, 2009, from $1,406,000 for the three months ended September 30, 2008. This increase is primarily attributable to the acquisition of new equipment associated with the purchase of new leases.

The Partnership sold computer equipment with a net book value of approximately $109,000 for the three months ended September 30, 2009, for a net loss of approximately $2,000.  The Partnership sold computer equipment with a net book value of approximately $35,000 for the three months ended September 30, 2008, for a net gain of approximately $3,000.

Nine months ended September 30, 2009 compared to Nine Months ended September 30, 2008

For the nine months ended September 30, 2009, the Partnership recognized revenue of approximately $4,403,000, and expenses of approximately $5,828,000 resulting in a net loss of approximately $1,425,000.  For the nine months ended September 30, 2008, the Partnership recognized revenue of approximately $5,349,000, and expenses of approximately $5,850,000 resulting in a net loss of approximately $501,000.

Lease revenue decreased 17% to $4,312,000 for the nine months ended September 30, 2009, from $5,190,000, for the nine months ended September 30, 2008. This decrease was primarily attributable more lease agreements ending versus new leases commencing, during the nine months ended September 30, 2009.

Operating expenses, excluding depreciation, primarily consist of accounting, legal, outside service fees and reimbursement of expenses to CCC, a related party, for administration and operation of the Partnership.  These expenses decreased to approximately $1,001,000 for the nine months ended September 30, 2009, from approximately $1,123,000 for the nine months ended September 30, 2009, primarily due to decreases in reimbursable expenses and Partnership taxes.   This decrease was partially offset by in increase in outside services of approximately $11,000.  See “Summary of Significant Accounting Policies - Reimbursable Expenses,” in note 2.

The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $216,000 for the nine months ended September 30, 2009, from $260,000 for the nine months ended September 30, 2008, which is consistent with the decrease in lease income.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses increased to approximately $4,549,000 for the nine months ended September 30, 2009, from $4,321,000 for the nine months ended September 30, 2008. This increase was due to the acquisition of new equipment attributable to the purchase of new leases.

The Partnership sold computer equipment with a net book value of approximately $143,000 for the nine months ended September 30, 2009, for a net gain of approximately $17,000.  The Partnership sold computer equipment with a net book value of approximately $461,000 for the nine months ended September 30, 2008, for a net gain of approximately $85,000.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2009 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the third quarter of 2009 or subsequent to the date of the evaluation.

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

The Partnership’s legal proceedings against Mobile Pro, Inc. and the City of Tempe, Arizona remain open.  Please see the description of the MobilePro and Tempe proceedings in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 under the heading “Legal Proceedings” for a more complete description of this matter.  The parties are engaged in the discovery process and have set a tentative trial date of September 13, 2010.  To date, the Partnership has taken reserves against outstanding rentals of approximately $31,000 to cover potential loss exposure.

As of September 30, 2009, the Partnership has approximately $374,000 in accounts receivable due from Chrysler. To date, the Partnership has recorded a reserve against all outstanding rentals for Chrysler in the amount of $55,000.  We have entered into a cure resolution agreement with Chrysler, pursuant to which Chrysler has agreed to pay approximately $125,000 of past due amounts and cure its pre-bankruptcy defaults under its leases. Upon receipt of the cure amount, which is due on or before November 25, 2009, we will have recovered 82.1 % of the outstanding receivables.

Item 1A.                      Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through the third quarter of 2009, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 16, 2009	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

November 16, 2009	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer