Form 10-K
period 2009-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2010-04-15
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR
THE FISCAL YEAR ENDED DECEMBER 31, 2009 or

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
DECEMBER 31, 2009

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

During the years ended December 31, 2009 and 2008 limited partners redeemed 3,606 and 4,099 units, respectively, of the partnership for a total redemption price of approximately $38,000 and $52,000, respectively, in accordance with the terms of the limited partnership agreement.

See “The Glossary” below for the definition of selected terms not otherwise defined in the text of this report.

PRINCIPAL INVESTMENT OBJECTIVES

The Partnership was formed for the purpose of acquiring various types of equipment, including computer Information Technology and other similar capital equipment.  The Partnership utilized the net proceeds of the offering to purchase information technology and other similar capital equipment.  The Partnership has utilized retained proceeds and debt financing (not in excess of 30% of the aggregate cost of the equipment owned or subject to conditional sales contracts by the Partnership at the time the debt is incurred) to purchase additional equipment.  The Partnership acquires and leases equipment principally to U.S. corporations and other institutions pursuant to operating leases.  The Partnership retains the flexibility to enter into full payout net leases and conditional sales contracts, but has not done so.

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

As of December 31, 2009, all equipment purchased by the Partnership is subject to an operating lease.  The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases from such manufacturer’s equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment.  Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.  As of December 31, 2009, the Partnership has not entered into any such agreements.

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

TYPES OF EQUIPMENT

Information Technology Equipment.  The Partnership invests in various types of information technology equipment subject to leases.  Our investment objective is to acquire primarily high technology equipment including, but not limited to: servers, desktops, laptops, workstations, printers, copiers, and storage devices.  Our general partner believes that dealing in high technology equipment is particularly advantageous due to a robust aftermarket.   Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of computer processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.

We also acquire high technology medical and telecommunications equipment. Our general partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The medical equipment we acquire may consist of ventilators, IV infusion pumps, long-term acute care beds, CT scanners, MRIs, flow cytometers, and other medical technology devices.  The telecom equipment we acquire may include Cisco switches, routers, blade switches, wireless access points, and video conferencing systems. The market for high technology medical equipment is growing each year.  Generally this type of equipment will have a longer useful life tahn information technology equipment.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

Other Equipment-Restrictions.  The Partnership generally acquires information technology, telecommunications and medical technology equipment. The General Partner is also authorized to cause the Partnership to invest in other types of business-essential capital equipment.  The Partnership may not invest in any of such other types of equipment (i) to the extent that the purchase price of such equipment, together with the aggregate purchase price of all such other types of equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership’s commitment to invest therein and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase.  There can be no assurance that any equipment investments can be found which meet this standard.  Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options.  Diversification also depends on the availability of various types of equipment.  Through December 31, 2009, the Partnership has acquired a diversified equipment portfolio, which it has leased to 43 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2009 are as follows:

Equipment Type	Approximate %
Servers	35%
Laptops	9%
Printers	7%
Desktops	9%
Datacom	5%
Workstations	10%
Storage	15%
Wifi	4%
Medical	6%

Total	100%

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a conditional sales contract) more than 25% of the equipment to a single person or affiliated group of persons.

DESCRIPTION OF LEASES

The Partnership generally purchases only equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership’s acquisition of the equipment.  The General Partner leases the equipment purchased by the Partnership to third parties pursuant to operating leases. Types of leases which the General Partner may enter into are as follows:

•
Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.

•	In a finance lease, the lessor generally recovers at least 90% of the original equipment cost during the lease term. It is anticipated that the Partnership will enter into few, if any, finance leases.
•
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

In general, the terms of the Partnership’s leases, whether the equipment is leased pursuant to an operating lease or a full payout net lease, depend upon a variety of factors, including: the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for operating or full payout leases; the type and use of equipment and its anticipated residual value; the business of the lessee and its credit rating; the availability and cost of financing; regulatory considerations; the accounting treatment of the lease sought by the lessee or the Partnership; and competitive factors.

An operating lease generally represents a greater risk to the Partnership than a full payout net lease, because in order to recover the purchase price of the subject equipment and earn a return on such investment, it is necessary to renew or extend the operating lease, lease the equipment to a third party at the end of the original lease term, or sell the equipment.  On the other hand, the term of an operating lease is generally much shorter than the term of a full payout net lease, and the lessor is thus afforded an opportunity under an operating lease to re-lease or sell the subject equipment at an earlier stage of the equipment’s life cycle than under a finance lease.  Also, the annual rental payments received under an operating lease are ordinarily higher than those received under a full payout net lease.

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2009, all leases that have been entered into are “triple net leases”.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lease and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts, by the Partnership at the time the debt is incurred, with monies received that are not considered “original proceeds” of the Partnership’s public offering.  The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  The Partnership is flexible in the degree of leverage it employs, within the permissible limit.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2009, the aggregate nonrecourse debt outstanding of approximately $261,000 was approximately 1.2% of the aggregate cost of the equipment owned.

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practicable and invest any proceeds from such financing in additional items of equipment, or it may distribute some or all of such proceeds to the Limited Partners.  Any such later financing will be on terms consistent with the terms applicable to borrowings generally.  As of December 31, 2009, the Partnership has not exercised this option.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2009, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.  As of December 31, 2009, the Partnership has no such debt.

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

COMPETITION

The equipment leasing industry is highly competitive.  The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner.  Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms, which are more favorable, that those which the Partnership can offer.  They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services, than those which the Partnership can offer.  Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges or service contracts), which will afford benefits to the purchaser similar to those obtained through leases.  As a result of the advantages, which certain of its competitors may have, the Partnership may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

INVESTMENTS

Through March 16, 2010, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	MFG	Equipment Category	Purchase Price	Monthly Payment	Lease Term Months
America Online	Sun	Small Sun Servers	$44,992	$1,199	36
America Online	Sun	Small Sun Servers	$89,983	$2,398	36
America Online	Sun	Small Sun Servers	$36,649	$977	36
America Online	Sun	Small Sun Servers	$71,977	$1,898	36
Convergys	Sun	Small Sun Servers	$117,242	$3,017	35
Geico	Sun	Small Sun Servers	$13,131	$365	33
Raytheon	Sun	Small Sun Servers	$78,561	$2,131	33
Raytheon	Sun	Small Sun Servers	$40,875	$1,196	30
Raytheon	Sun	Small Sun Servers	$101,700	$2,965	30
Tecumseh Products Company	Sun	Small Sun Servers	$10,333	$355	28
UGO Networks	Sun	Small Sun Servers	$34,427	$1,119	31
Xerox	Sun	Small Sun Servers	$114,459	$3,277	32
Aisin Brake & Chassis	HP	Small HP/Compaq Servers	$21,139	$1,267	14
Alliant Techsystems	HP	Small HP/Compaq Servers	$12,215	$328	36
Convergys	HP	Small HP/Compaq Servers	$28,084	$762	34
Daimler Chrysler	HP	Small HP/Compaq Servers	$558,191	$14,393	36
Geico	HP	Small HP/Compaq Servers	$297,812	$7,585	36
Geico	HP	Small HP/Compaq Servers	$620,002	$15,807	36
Geico	HP	Small HP/Compaq Servers	$659,174	$17,186	36
Geico	HP	Small HP/Compaq Servers	$1,115,869	$29,091	36
Geico	HP	Small HP/Compaq Servers	$29,984	$833	33
Geico	HP	Small HP/Compaq Servers	$405,200	$10,510	36
Goodyear Tire and Rubber	HP	Small HP/Compaq Servers	$87,942	$2,769	30
Goodyear Tire and Rubber	HP	Small HP/Compaq Servers	$26,085	$814	30
Northrop Grumman	HP	Small HP/Compaq Servers	$188,157	$4,997	36
Geico	IBM	Small IBM Servers	$405,563	$10,574	36
Geico	IBM	Small IBM Servers	$429,485	$11,197	36
Geico	IBM	Small IBM Servers	$277,487	$7,235	36
Geico	IBM	Small IBM Servers	$179,389	$5,024	33
Goodyear Tire and Rubber	IBM	Small IBM Servers	$23,596	$655	34
Mitsubishi Motors North America	IBM	Small IBM Servers	$132,409	$3,633	36
Mitsubishi Motors North America	IBM	Small IBM Servers	$11,960	$353	36
Convergys	Dell	Dell Servers	$12,549	$356	32
Bank of America	Sun	Midrange Sun Servers	$61,543	$1,368	42
BMO Nesbitt Burns Trading Corp. S.A.	Sun	Midrange Sun Servers	$158,398	$2,555	33
Northrop Grumman	HP	Midrange HP Servers	$44,126	$1,146	36
Northrop Grumman	HP	Midrange HP Servers	$256,470	$6,686	36
Alliant Techsystems	Linux Networx	Blade Servers: All MFG	$496,133	$13,036	35
Alliant Techsystems	HP	Blade Servers: All MFG	$10,035	$265	36
Mitsubishi Motors North America	IBM	Blade Servers: All MFG	$121,559	$3,336	36
Qwest Communications International	Stratus	Misc High End Servers	$104,128	$3,101	36
Allstate Insurance Company	Sun	High End Sun Servers	$284,004	$8,352	31
General Atomics Aeronautical	Sun	High End Sun Servers	$50,349	$2,417	19
General Atomics Aeronautical	Sun	High End Sun Servers	$398,209	$10,488	36
General Atomics Aeronautical	Sun	High End Sun Servers	$262,348	$7,887	36
Tecumseh Products Company	Sun	High End Sun Servers	$148,849	$5,120	28
Lockheed Martin	HP	High End HP Servers	$48,619	$1,265	36
Lockheed Martin	HP	High End HP Servers	$263,055	$6,834	36
NBC Universal	Avid	Graphic Workstations	$228,483	$5,802	36
NBC Universal	Avid	Graphic Workstations	$26,898	$751	33
NBC Universal	Avid	Graphic Workstations	$246,579	$6,237	36
Daimler Chrysler	Visara	Engineering Workstations	$470,047	$12,083	36
Daimler Chrysler	HP	Engineering Workstations	$340,935	$8,945	36
Daimler Chrysler	HP	Engineering Workstations	$98,938	$2,596	36
Daimler Chrysler	HP	Engineering Workstations	$233,784	$6,133	36
Daimler Chrysler	HP	Engineering Workstations	$107,151	$2,811	36
Daimler Chrysler	HP	Engineering Workstations	$169,085	$4,436	36
Daimler Chrysler	Visara	Engineering Workstations	$201,029	$5,168	36
Northrop Grumman	SGI	Engineering Workstations	$30,675	$797	36
Raytheon	HP	Engineering Workstations	$164,049	$4,312	36
Raytheon	HP	Engineering Workstations	$65,609	$1,724	36
Raytheon	HP	Engineering Workstations	$87,053	$2,288	36
Alliant Techsystems	Dell	Laptops	$53,168	$2,196	21
Geico	Panasonic	Laptops	$1,595,017	$44,890	33
Geico	Panasonic	Laptops	$14,710	$476	27
Geico	Panasonic	Laptops	$166,937	$4,347	36
Perspectives Charter Schools	Lenovo	Laptops	$264,568	$6,920	36
UGO Networks	Toshiba	Laptops	$11,081	$355	31
Alliant Techsystems	Dell	Desktops - Tier 44	$17,727	$444	36
Delphi Automotive Systems	Dell	Desktops - Tier 45	$384,075	$10,061	36
Geico	Dell	Desktops - Tier 46	$1,511	$53	24
Goodyear Tire and Rubber	Dell	Desktops - Tier 47	$43,643	$1,286	30
Goodyear Tire and Rubber	Dell	Desktops - Tier 48	$173,714	$5,089	30
Kellogg	IBM	Desktops - Tier 49	$533,739	$14,239	35
Quick Loan Funding	Dell	Desktops - Tier 50	$154,824	$4,449	35
Raytheon	HP	Desktops - Tier 51	$145,974	$4,697	28
Raytheon	Sun	Desktops - Tier 52	$28,853	$805	33
Daimler Chrysler	Visara	Desktops - Tier 7	$894,336	$22,990	36
Daimler Chrysler	Visara	Desktops - Tier 8	$368,664	$9,666	33
Argenbright, Inc.	Cisco	Datacom - Cisco	$593,717	$18,626	36
Mitsubishi Motors North America	Cisco	Datacom - Cisco	$179,242	$5,007	36
GE Aviation	Nokia	Datacom - Other	$194,728	$5,029	36
Goodyear Tire and Rubber	Dragon	Datacom - Other	$23,833	$1,007	21
Mitsubishi Motors North America	Sourcefire	Datacom - Other	$47,555	$1,415	36
Northrop Grumman	CipherOptics	Datacom - Other	$148,574	$3,904	36
Northrop Grumman	McData	Datacom - Other	$331,241	$8,671	36
Northrop Grumman	Secure Computing	Datacom - Other	$35,920	$1,342	24
Northrop Grumman	CipherOptics	Datacom - Other	$236,287	$6,139	36
Raytheon	Accunet	Datacom - Other	$61,414	$1,876	30
Goodyear Tire and Rubber	Agile	High Volume and Specialized Printers	$37,597	$1,012	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$16,800	$476	35
Charleston Area Medical Center	Canon	Canon Multifunction Centers	$11,753	$333	35
Alliant Techsystems	Konica Minolta	Konica Minolta Multifunction Centers	$16,242	$431	36
Alliant Techsystems	Konica Minolta	Konica Minolta Multifunction Centers	$5,760	$156	36
Alliant Techsystems	Konica Minolta	Konica Minolta Multifunction Centers	$27,771	$754	36
Alliant Techsystems	Konica Minolta	Konica Minolta Multifunction Centers	$21,527	$585	36
Charleston Area Medical Center	Konica Minolta	Konica Minolta Multifunction Centers	$13,500	$395	37
Charleston Area Medical Center	Konica Minolta	Konica Minolta Multifunction Centers	$12,645	$370	37
Charleston Area Medical Center	Konica Minolta	Konica Minolta Multifunction Centers	$12,176	$345	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$6,051	$191	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$52,153	$1,622	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$6,075	$192	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$258,008	$7,897	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$103,208	$3,132	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$4,656	$147	35
IST Management Services	Konica Minolta	Konica Minolta Multifunction Centers	$11,119	$351	35
AK Steel Holding Corp.	Oce	Oce Multifunction Centers	$9,506	$956	10
American Water Works Service Company, Inc.	Oce	Oce Multifunction Centers	$7,848	$661	12
American Water Works Service Company, Inc.	Oce	Oce Multifunction Centers	$34,195	$2,483	14
American Water Works Service Company, Inc.	Oce	Oce Multifunction Centers	$32,321	$2,065	16
Bank of The West	Oce	Oce Multifunction Centers	$60,233	$2,845	22
Bank of The West	Oce	Oce Multifunction Centers	$23,475	$762	33
Cigna	Oce	Oce Multifunction Centers	$3,534	$240	15
Cigna	Oce	Oce Multifunction Centers	$5,449	$348	16
Cigna	Oce	Oce Multifunction Centers	$3,296	$278	12
Cigna	Oce	Oce Multifunction Centers	$6,849	$534	13
Cigna	Oce	Oce Multifunction Centers	$3,174	$230	14
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$6,614	$399	17
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$6,969	$360	20
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$5,448	$348	16
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$4,058	$295	14
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$3,401	$265	13
Fedex Ground Package System, Inc.	Oce	Oce Multifunction Centers	$12,645	$624	21
FirstGroup America	Oce	Oce Multifunction Centers	$3,037	$119	27
FirstGroup America	Oce	Oce Multifunction Centers	$2,118	$128	17
FirstGroup America	Oce	Oce Multifunction Centers	$5,023	$321	16
FirstGroup America	Oce	Oce Multifunction Centers	$2,447	$178	14
FirstGroup America	Oce	Oce Multifunction Centers	$2,387	$186	13
General Dynamics Corp	Oce	Oce Multifunction Centers	$154,411	$4,620	30
Henry Schein, Inc.	Oce	Oce Multifunction Centers	$4,228	$270	16
Henry Schein, Inc.	Oce	Oce Multifunction Centers	$8,434	$509	17
Liberty Mutual Insurance Company	Oce	Oce Multifunction Centers	$41,444	$1,514	29
Liberty Mutual Insurance Company	Oce	Oce Multifunction Centers	$18,228	$1,165	16
Liberty Mutual Insurance Company	Oce	Oce Multifunction Centers	$12,395	$967	13
Liberty Mutual Insurance Company	Oce	Oce Multifunction Centers	$19,483	$690	30
Liberty Mutual Insurance Company	Oce	Oce Multifunction Centers	$5,969	$989	6
Liberty Mutual Insurance Company	Oce	Oce Multifunction Centers	$7,015	$705	10
Liberty Mutual Insurance Company	Oce	Oce Multifunction Centers	$8,531	$421	21
Norfolk Southern Railway Co	Oce	Oce Multifunction Centers	$14,015	$420	36
Norfolk Southern Railway Co	Oce	Oce Multifunction Centers	$50,939	$1,609	34
Pitney Bowes Management Services	Oce	Oce Multifunction Centers	$3,160	$185	16
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$7,761	$209	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$10,457	$281	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$220,542	$5,933	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$5,229	$141	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$72,411	$1,948	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$159,511	$4,291	36
SuperValu, Inc.	Ricoh Aficio	Ricoh Aficio Multifunction Centers	$11,884	$320	36
Alliant Techsystems	Dell	Tape Drives	$70,583	$1,903	36
General Atomics Aeronautical	Sun	Tape Drives	$46,138	$1,500	29
Mitsubishi Motors North America	IBM	Tape Libraries	$40,749	$1,233	36
Northrop Grumman	IBM	Tape Libraries	$71,889	$1,917	36
Alcatel USA	NetApp	Digital Storage	$165,240	$4,459	36
Geico	HP	Digital Storage	$302,286	$7,881	36
Geico	HP	Digital Storage	$529,994	$17,217	27
General Atomics Aeronautical	Sun	Digital Storage	$127,241	$9,890	11
General Atomics Aeronautical	NetApp	Digital Storage	$297,472	$7,880	36
General Atomics Aeronautical	NetApp	Digital Storage	$146,582	$4,340	36
ITT Night Vision	HP	Digital Storage	$337,306	$9,429	36
ITT Night Vision	HP	Digital Storage	$62,030	$2,150	30
Kaiser Foundation	IBM	Digital Storage	$285,461	$7,121	36
Kaiser Foundation	IBM	Digital Storage	$357,532	$8,968	36
Kaiser Foundation	IBM	Digital Storage	$147,516	$8,438	16
Marriott International, Inc.	Netezza	Digital Storage	$432,000	$11,880	35
NBC Universal	Avid	Digital Storage	$67,290	$2,468	24
NBC Universal	Avid	Digital Storage	$67,290	$2,315	24
NBC Universal	Avid	Digital Storage	$341,912	$8,715	36
NBC Universal	Sonomic	Digital Storage	$18,836	$480	36
Northrop Grumman	IBM	Digital Storage	$57,831	$1,502	36
Goodyear Tire and Rubber	Polycom	Audio Visual	$41,987	$1,783	21
NBC Universal	Sony	Audio Visual	$70,043	$1,764	36
MobilePro Corp.	Strix	WiFi	$427,258	$13,362	36
MobilePro Corp.	Strix	WiFi	$510,000	$15,950	36
Select Medical Corporation	Datascope	Medical	$261,457	$6,975	36
Allied Health Care Services	Lifecare	Respiratory Therapy	$321,300	$8,379	36
Allied Health Care Services	Lifecare	Respiratory Therapy	$408,000	$10,640	35
Allied Health Care Services	Respironics	Respiratory Therapy	$127,500	$9,461	12
Bon Secours - Memorial Regional Medical Center	Hospira	Infusion Therapy	$346,660	$7,104	44
Cargill, Inc.	OI Analytical	Industrial Precision Equipment	$31,656	$812	36
Allstate Insurance Company	Sun	Sun Quad Core Servers	$111,802	$4,066	24

RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established from the offering proceeds.  However, the General Partner, in its sole discretion, may retain a portion of the cash flow and net disposition proceeds available to the Partnership for maintenance, repairs and working capital.  There are no limitations on the amount of cash flow and net disposition proceeds that may be retained as reserves.   Since no reserve will be established, if available cash flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its equipment or borrowing.  The Partnership’s operating expenses decreased approximately $197,000 during 2009 and cash flows were sufficient to cover all expenses and liabilities.

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

EMPLOYEES

The Partnership had no employees during 2009 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 81 employees as of December 31, 2009.

ITEM 1A:                      RISK FACTORS

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through the end of 2009, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  A deterioration in economic conditions, whether caused by national or local concerns, especially within our market area, could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

ITEM 1B:                      UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2:                      PROPERTIES

NOT APPLICABLE

ITEM 3:                      LEGAL PROCEEDINGS

In August 2007, a lessee, MobilePro, Inc. defaulted on lease payments for wi-fi equipment owned by the fund.  We were able to recover unpaid amounts by retaining cash collateral in the form of security deposits, which covered approximately eight months of additional rent. Since that period, we communicated with and attempted to work with MobilePro on a resolution, through an equipment sale that could satisfy their obligations to us.  By year end 2008, when it became clear that the parties could not locate an acceptable buyer for the equipment, we began to make several demands for payments of back rent not satisfied by the security deposits, and these demands were not satisfied.  Subsequently, on February 10, 2009, our general partner filed suit against MobilePro and other related parties for collection, in the US District Court for the District of Arizona.

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

As of December 31, 2009, our legal proceedings against Mobile Pro, Inc. and the City of Tempe, Arizona remained open.  However, we settled the proceedings with MobilePro, Inc. on February 26, 2010, when MobilePro agreed to the entry of judgment against it in the amount of $904,620, representing the principal unpaid balance of rental payments owed to us and other affiliated Commonwealth entities.  We are in the process of determining the extent to which this judgment will be collectible against MobilePro's remaining assets after foreclosure by its senior secured creditors.  With respect to the litigation with the City of Tempe, the parties are engaged in the discovery process and have set a tentative trial date of September 13, 2010.  We anticipate discussing settlement options with the City, while moving forward toward trial.  To date, the Partnership has taken reserves against outstanding rentals of approximately $31,000 to cover potential loss exposure.

In October 2009 we entered into a cure resolution agreement with Chrysler LLC, pursuant to which Chrysler paid, in November 2009, approximately $62,000 of past due amounts to cure its pre-bankruptcy defaults under its leases. Based upon this cure payment, we recovered 82.4% of the pre-bankruptcy receivables due from Chrysler and we are no longer involved in Chrysler’s bankruptcy proceedings.

ITEM 4:                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2009, there were 896 holders of units.  The units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.

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

REDEMPTION PROVISION

The Partnership may, at the sole discretion of the General Partner, repurchase a number of the outstanding units pursuant to its limited redemption plan. On a semi-annual basis, the General Partner, at its discretion, may establish an amount for redemption, generally not to exceed two percent of the outstanding units per year, subject to the General Partner’s good faith determination that such redemptions will not (a) cause the Partnership to be taxed as a corporation under Section 7704 of the Code or (b) impair the capital or operations of the Partnership.  (The Partnership may redeem units in excess of the two percent limitation if, in the good faith judgment of the General Partner, the conditions imposed in the preceding sentence would remain satisfied.)  The redemption price for units will be 105% of the selling Limited Partner’s adjusted capital contributions attributable to the units for sale.   Following the determination of the annual redemption amount, redemptions will occur on a semi-annual basis and all requests for redemption, which must be made in writing, must be on file as of the record date in which the redemption is to occur.   The General Partner will maintain a master list of requests for redemption with priority being given to units owned by estates, followed by IRAs and Qualified Plans.   All other requests will be considered in the order received.  Redemption requests made by or on behalf of Limited Partners who are not affiliated with the General Partner or its affiliates will be given priority over those made by Limited Partners who are affiliated with the General Partner or its affiliates.  All redemption requests will remain in effect until and unless canceled, in writing, by the requesting Limited Partner(s).

The Partnership began to accept redemption requests beginning 30 months following the termination of the public offering of its units.  There will be no limitations on the period of time that a redemption request may be pending prior to its being granted.   Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request. In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  During the years ended December 31, 2009 and 2008 limited partners redeemed 3,606 and 4,099 units, respectively, of the partnership for a total redemption price of approximately $38,000 and $52,000, respectively, in accordance with the terms of the limited partnership agreement.

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

ALLOCATION AND DISTRIBUTION BETWEEN THE GENERAL PARTNER AND THE LIMITED PARTNERS

Cash distributions, if any, are made quarterly on March 31, June 30, September 30, and December 31 of each year.  Distributions are made 99% to the Limited Partners and 1% to the General Partner until the Limited Partners have received an amount equal to their capital contributions plus the priority return of 10% per annum; thereafter, cash distributions will be made 90% to Limited Partners and 10% to the General Partner.  Distributions made in connection with the liquidation of the Partnership or a Partner’s units will be made in accordance with the Partner’s positive capital account balance as determined under the Partnership Agreement and Treasury Regulations.

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

Quarterly distributions in the following amounts were paid to the Limited Partners during the year 2009 and 2008:

Quarter Ended	2009	2008
March 31	$616,366	$618,724
June 30	615,492	618,352
September 31	615,385	617,533
December 31	614,910	616,697
Total	$2,462,153	$2,471,306

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

ITEM 6:                      SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7:                      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

INTRODUCTION

We were formed on May 19, 2003 for the purpose of acquiring various types of business-essential technology equipment, including computer information technology, telecommunications, medical technology and other similar capital equipment.  We offered for sale up to 1,250, 000 units of the limited partnership at the purchase price of $20 per unit (the “offering”).  We reached the minimum offering amount, broke escrow and commenced operations on March 14, 2005.  The offering terminated on February 24, 2006 with 1,249,951 units ($24,957,862) sold.

Our management team consists of the officers of our corporate General Partner, Commonwealth Income & Growth Fund, Inc.  We have utilized the net proceeds of our public offering to purchase technology equipment and lease it to businesses throughout the United States.  We have also utilized debt financing (not in excess of 30% of the aggregate cost of the equipment owned or subject to conditional sales contracts at the time the debt is incurred) to purchase additional equipment.  We acquire and lease equipment principally to U.S. corporations and other institutions pursuant to operating leases.  We retain the flexibility to enter into full payout net leases and conditional sales contracts, but have not done so.

COMPETITIVE OUTLOOK

As discussed in “Competition” in Item 1 above, the commercial leasing and financing industry is highly competitive and is characterized by competitive factors that vary based upon product and geographic region. We compete primarily on the basis of pricing, terms and structure, particularly on structuring flexible, responsive, and customized financing solutions for our customers. Our investments are often made directly rather than through competition in the open market. This approach limits the competition for our typical investment, which is intended to enhance returns. We believe our investment model will represent the best way for individual investors to participate in investing in business-essential equipment. Nevertheless, to the extent that our competitors compete aggressively on any combination of the foregoing factors, our results could be adversely impacted.

 PRINCIPAL INVESTMENT OBJECTIVES

Our principal investment objectives are to:

(a)	acquire, lease and sell equipment to generate revenues from operations sufficient to provide annual cash distributions to our limited partners;

(b)	preserve and protect limited partners’ capital

(c)	use a portion of cash flow and net disposition proceeds derived from the sale, refinancing or other disposition of equipment to purchase additional equipment; and

(d)	refinance, sell or otherwise dispose of equipment in a manner that will maximize proceeds.

INDUSTRY OVERVIEW

We invest in various types of domestic information technology equipment leases located solely within the United States.  Our investment objective is to acquire primarily high technology equipment. We believe that dealing in high technology equipment is particularly advantageous due to a robust aftermarket.   Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of computer processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly. In an effort to mitigate this risk our portfolio manager attempts to diversify our fund through the acquisition of different types of equipment, staggered lease maturities, various lessees, businesses located throughout the U.S., and industries served.

We also acquire high technology medical and telecommunications equipment. Our general partner seeks to maintain an appropriate balance and diversity in the types of equipment acquired. The market for high technology medical equipment is growing each year.  Generally, this type of equipment has a longer useful life.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

Results from a December 2009 and January 2010 survey conducted by the Independent Equipment Company (“IEC”) and the Equipment Leasing & Finance Association (ELFA) showed an overall positive forecast for 2010 equipment leasing business volume, in which our fund has invested. High technology medical and information technology equipment ranked number one and two, respectively, on the Net Rising Index (which is a calculation based on the percentage of survey respondents who reported rising demand, less the percentage who reported falling demand) in this survey.  We believe that these results reflect an optimistic view of the future of equipment leasing, by indicating that equipment leasing volume is expected to rise throughout the United States in 2010.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through 2009, general worldwide economic conditions experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns.  Given these circumstances, we believe companies are increasingly turning to leasing as a financing solution.  We believe that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see for a company is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to increase our portfolio size and leasing revenues during that period will remain strong.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our management’s discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that our critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Lease Classification / Revenue Recognition

For the year ended December 31, 2009, we only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the operating lease agreements. Billed operating lease receivables are included in accounts receivable until collected. Deferred revenue is the difference between the timing of the receivables billed and the income recognized on a straight-line basis.

Our management reviews a customer’s credit history before extending credit. In the event of a default we may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

Long Lived Assets / Asset Impairments

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  Fair value is determined based on estimated discounted cash flows to be generated by the asset. In 2009 and 2008, we recorded impairment charges in the amount of approximately $110,000 and $99,000, respectively. Such amounts have been included in depreciation expense in our accompanying financial statements.

Depreciation on computer equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

Reimbursable Expenses

Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership.  Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs.  All of our reimbursable expenses are expensed as they are incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

 In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASC Update 2010-09”) Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This ASU amends FASB Codification topic 855, originally issued as FASB Statement 165, "Subsequent Events" (FAS 165). The amendments in ASU 2010-09 remove the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU is effective upon issuance.    The Partnership adopted this ASU. Except for the removal of disclosure requirements in ASC 855-10, the adoption of this standard did not have a material impact on the Partnership’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASC Update 2010-06”) Improving Disclosures about Fair Value Measurements, to enhance the usefulness of fair value measurements. ASU 2010-06 amends the disclosures about fair value measurements in FASB Accounting Standards Codification™ (ASC) 820-10, Fair Value Measurements and Disclosures.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-04 (“ASC Update 2010-04”) Accounting for Various Topics – Technical Corrections to SEC Paragraphs.  The purpose of this ASU is to make technical corrections to certain guidance issued by the SEC that is included in the FASB Accounting Standards Codification (ASC).  Primarily, this ASU changes references to various FASB and AICPA pronouncements to the appropriate ASC paragraph numbers. The Partnership does not anticipate that the adoption of this accounting standard will have a material impact on its financial statements.

In June 2009, the FASB issued an accounting standard codified within Accounting Standards Codification (“ASC”) ASC 105, Generally Accepted Accounting Principles, (“ASC 105” and formerly referred to as SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 is not intended to change or alter existing GAAP, it will not impact the Partnership’s financial statements.  The Partnership has adjusted historical GAAP references in its December 31, 2009 financial statements and Form 10-K to reflect accounting guidance references included in the Codification.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASC Update 2009-07”) Accounting for Various Topics - Technical Corrections to SEC Paragraphs.  This ASU represents technical corrections to various ASC Topics containing SEC guidance.  The technical corrections resulted from external comments received, and consisted principally of paragraph referencing and minor wording changes.   In the third quarter of 2009, the Partnership adopted this accounting standard.  The adoption of this standard did not have a material impact on the financial statements included herein.

 In August 2009, the FASB issued Accounting Standards Update No 2009-05 (“ASC Update 2009-05”), an update to FASB ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  In the fourth quarter of 2009, the Partnership adopted this accounting standard.  The adoption of this standard did not have a material impact on the financial statements included herein.

 In  December 2009, the FASB issued Accounting Standards Update No. 2009-17, (“ASC Update 2009-17”), Consolidations (ASC 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU incorporates FAS 167, Amendments to FASB Interpretation No. 46(R), into the Codification. The new requirements are effective as of the beginning of the Partnership’s first fiscal year beginning after November 15, 2009. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In  December 2009, the FASB issued Accounting Standards Update No. 2009-16, (“ASC Update 2009-16”) Transfers and Servicing (ASC 860) – Accounting for Transfers of Financial Assets .  This ASU incorporates FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, into the FASB Accounting Standards Codification (the Codification). The new requirements are effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009 This standard will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.   The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 320 (formerly referred to as FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted this standard in the quarter ended June 30, 2009.  The adoption of this standard did not have a material impact on the Partnership’s financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments,” (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information, (“ASC 825-10-65” and formerly referred to as FSP FAS No. 107-1 and APB Opinion No. 28-1), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009.  The Partnership adopted ASC 825 in the quarter ended June 30, 2009. Except for the disclosure requirements, the adoption of this standard did not have a material impact on the Partnership’s financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820” and formerly referred to as FSP FAS 157-4), ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted this standard in the quarter ended June 30, 2009.  The adoption of this standard did not have a material impact on the Partnership’s financial statements

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the years ended December 31, 2009 and 2008 was generated by operating activities of approximately $2,891,000 and $2,548,000, respectively, which includes a net loss of approximately $1,953,000 and $1,043,000 respectively.  Net proceeds from the sale of equipment were approximately $254,000 for the year ended December 31, 2009. This compares to net proceeds from the sale of equipment during 2008 of approximately $724,000. Additionally, other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $1,290,000 and $1,924,000, respectively.

Our primary use of cash for the year ended December 31, 2009 was for capital expenditures for new equipment of approximately $3,118,000 and distributions to partners of approximately $2,487,000.  This compares to capital expenditures of $1,765,000 and distributions of $2,496,000 for the year ended December 31, 2008.  The increase in capital expenditures is the result of management’s ability to focus primarily on equipment acquisitions, and an increased pace of such acquisitions.  Capital expenditures and distributions are expected to continue to increase overall during 2010, however, as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $1,500,000 in additional equipment during 2010.  The acquisition of this equipment will be funded by cash flows from lease rental payments. Any debt service will be funded from cash flows from lease rental payments, and not from public offering proceeds.

For the years ended December 31, 2009 and 2008 depreciation and amortization expenses were approximately $5,949,000 and $5,830,000, respectively. Additionally, other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $1,290,000 and $1,924,000, respectively.

As we continue to increase the size of our equipment portfolio, operating expenses will increase, which reflects the administrative costs of servicing the portfolio, but because of our investment strategy of leasing technology equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.  Depreciation expenses will likely increase more rapidly than operating expenses as we add technology equipment to our portfolio.

At December 31, 2009 and 2008 cash was held in two high yield accounts at one major financial institution. The accounts at this institution are federally insured, in aggregate, for amounts up to $250,000.  At times, the balances may have exceeded federally insured limits.

At December 31, 2009
Total bank balance	$1,052,000
FDIC insurable limit	$(250,000)
Uninsured amount	$802,000

At December 31, 2008
Total bank balance	$3,546,000
FDIC insurable limit	$(250,000)
Uninsured amount	$3,296,000

We mitigate the risk of holding uninsured deposits by depositing funds with more than one institution and by only depositing funds with major financial institutions.  We deposit our funds with two institutions that are Moody's Aaa-and Aa3 Rated. These ratings represent prime and high grade marks of credit worthiness regarding the institution’s debt issues. We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2010 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

As of December 31, 2009, we had future minimum rentals on noncancellable operating leases of approximately $2,367,000 for the year ending 2010 and $1,519,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The balance of our non-recourse debt at December 31, 2009 was approximately $261,000 with interest rates ranging from 5.40% to 6.21% and which will be payable through May 2012.   At December 31, 2008 our debt balance was approximately $1,551,000 with interest rates ranging from 5.25% to 6.21% and will be payable through May 2012.   Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term.  Management does not expect significant interest rate increases to take place during the remainder of 2010, and therefore expects our cost of nonrecourse borrowing to remain steady throughout the next approximately 12 months.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.    Our share of the equipment in which we participate with other partnerships at December 31, 2009 and December 31, 2008 was approximately $11,564,000 and $9,480,000, respectively, and is included in our fixed assets on our balance sheet.  The total cost of the equipment we share with other partnerships at December 31, 2009 and December 31, 2008 was approximately $34,907,000 and $23,272,000, respectively.  Our share of the outstanding debt associated with this equipment at December 31, 2009 and December 31, 2008 was $201,000 and $1,183,000, respectively.  The total outstanding debt related to the equipment we share at December 31, 2009 and December 31, 2008 was approximately $973,000 and $3,349,000, respectively.

As we and the other programs managed by our general partner increase our overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher at a modest pace for the remainder of 2010 in total dollars, but is expected to remain relatively constant as a percentage of our portfolio.

Our cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to limited partners during the next 12-month period.  During 2009, our operating expenses decreased approximately $197,000 due to increased efficiencies as daily operations continued within the fund.  If available cash flow or net disposition proceeds are insufficient to cover our expenses and liabilities on a short and long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  We may also reduce the distributions to limited partners if our management deems it necessary.  Since our leases are on a “triple-net” basis, no reserve for maintenance and repairs is deemed necessary.

RESULTS FROM OPERATIONS

For the year ended December 31, 2009 we recognized revenue of approximately $5,619,000 and expenses of approximately $7,572,000 resulting in net loss of approximately $1,953,000.   The net loss is due in part to a decrease in lease revenue during 2009 due to more lease agreements ending during 2009 and not being replaced with as many new equipment acquisitions. Additionally, depreciation expense increased during 2009 associated with the purchase of new equipment and equipment purchased in the prior year.  These increases were partially offset by decreases in operating expenses of approximately $197,000 for the year ended December 31, 2009.

For the year ended December 31, 2008 we recognized revenue of approximately $6,844,000 and expenses of approximately $7,886,000 resulting in net loss of approximately $1,043,000.   The net loss was due in part to increased operating expenses and the depreciation of technology equipment purchased during 2008.

We have entered into 147 leases that generated lease revenue of approximately $5,468,000 during 2009.  Management expects to continue to add new leases to our portfolio throughout 2010.  We expect increases in portfolio size to increase both aggregate lease income and depreciation expense as new equipment depreciates.

Lease revenue decreased to approximately $5,468,000 for the year ended December 31, 2009 from approximately $6,755,000 for the year ended December 31, 2008. This decrease was primarily due to more lease agreements ending during 2009 and not being replaced with as many new equipment acquisitions.

For the years ended December 31, 2009 and 2008, we recognized interest income of $113,000, and $89,000, respectively, as a result of monies being invested in multiple money market accounts that invest directly in cash or treasury obligations pending our use of such funds.  The amount in such accounts, and therefore the interest income there from, will fluctuate throughout 2010 due to many factors, including the pace of equipment acquisitions and distributions.  Overall, the continued use of offering proceed to purchase equipment should cause cash balances to decrease during the next 12 months, as compared to 2009.

For the years ended December 31, 2009 and 2008, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operations.  These expenses decreased to approximately $1,279,000 during 2009 from $1,476,000 in 2008.  This decrease is primarily attributable to decreases in administrative expenses and tax services during 2009.

We pay an equipment management fee to our general partner for managing our equipment portfolio.  The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  For the year ended December 31, 2009 the equipment management fee decreased to approximately $273,000 from approximately $338,000 for the year ended December 31, 2008 which is consistent with the decrease in lease revenue.

For the year ended December 31, 2009, interest expense decreased to approximately $57,000 from approximately $143,000 for the year ended December 31, 2008.  This decrease is a result of our general partner’s decision to assume less debt obligations associated with lease purchases during 2009.

NET LOSS

Net loss increased to approximately $1,953,000 for the year ended December 31, 2009 from $1,043,000 for the year ended December 31, 2008. The changes in net loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7.A:                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK

NOT APPLICABLE

.ITEM 8:                      FINANCIAL STATEMENTS

Our financial statements, including selected quarterly financial data for the fiscal years ended December 31, 2009 and 2008 and the reports thereon of Asher & Company, Ltd, are included in this annual report.

ITEM 9:                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

ITEM 9A:                   CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2009, which is the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2009. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2009, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

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

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993.  The General Partner also acts as the General Partner for Commonwealth Income & Growth Fund III, Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund VI and Commonwealth Income & Growth Fund VII and is the manager of several private entities.  The principal business office of the General Partner is Brandywine Bldg. One, Suite 200, 2 Christy Drive, Chadds Ford, PA 19317, and its telephone number is 610-594-9600.  The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations.  The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner.  The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC and its subsidiary Commonwealth Capital Securities Corp. ("CCSC"), are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of CCC, CCSC, & CIGF, Inc.

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc., Executive Vice President of CCSC and President of CCC and CIGF, Inc.

William Pieranunzi III	Director of CCC and CCSC

Lynn A. Franceschina	Director and Chief Operating Officer, and Director of CCC, CCSC & CIGF, Inc.; Executive Vice President of CCC and CIGF Inc.; Senior Vice President of CCSC

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC, Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC

James Pruett	Senior Vice President and Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Senior Vice President and Broker-Dealer Relations Manager of CCC,
CCSC & CIGF, Inc.

Richard G. Devlin III	Vice President and General Counsel of CCC, CCSC & CIGF, Inc.

David W. Riggleman	Vice President and Portfolio Manager of CCC and CIGF, Inc.

Edmond J. Enderle	Vice President and Controller of CCC, CCSC, & CIGF, Inc.

Donna Abbott	Vice President and Investor Services Manager of CCC, CCSC & CIGF, Inc.

Lisa Renshaw	Vice President, National Sales Manager of CCC and CIGF, Inc.

    Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 50, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp.  Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO.  Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing and Finance Association, the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors), the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee.  Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

    Henry J. Abbott, age 59, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors), the National Association of Equipment Leasing Brokers and the Investment Program Association.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

    William Pieranunzi III, age 52, joined Commonwealth in November 2007 as President of CCSC, the broker/dealer affiliate.  As President, Mr. Pieranunzi was responsible for managing due diligence and broker/dealer development, as well as coordination of the national marketing effort, syndication and product development.  Mr. Pieranunzi was elected to the Board of Directors of the parent and its affiliates on January 1, 2008.  In August 2009, Mr. Pieranunzi resigned as President of CCSC, but remains a director of CCC and CCSC. Mr. Pieranunzi currently holds his FINRA series 22 and 63 licenses.  Prior to Commonwealth, Mr. Pieranunzi in September 2005 co-founded and was Chief Executive Officer and President of Jing Tsai Entertainment Company, Ltd. in Foshan, Guangdong Province, China; Foshan’s premiere entertainment company through multiple 99KTV Store Locations.  He retains his titles and continues to serve on the board of Jung Tsai.  Prior to that, from 1996-2004, Mr. Pieranunzi was a private investor. From 1984-1995, Mr. Pieranunzi worked at PLM International, then a $1.4 billion publicly traded worldwide provider of transportation equipment and related financial services. He joined PLM as a junior wholesaler and in 1994 became Executive Vice President.  Prior to that, from 1981 to 1984 Mr. Pieranunzi worked at Mutual Benefit Financial Services Company, the registered broker/dealer of Mutual Benefit Life Insurance Company where he was manager of the mutual funds and pension divisions.  Mr. Pieranunzi is a Magna Cum Laude, Beta Gamma Sigma graduate of Boston College’s School of Management. Mr. Pieranunzi is a member of the Equipment Leasing and Finance Association, the Eastern Association of Equipment Lessors, the Investment Program Association, the National Association of Equipment Leasing Brokers, and the Financial Planners Association.

    Lynn Franceschina , age 38, joined Commonwealth in 2001 as Vice President and Accounting Manager.  In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates.  She was named as a director of CCC and its affiliates in June 2006.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation.  Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University.  Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman.  Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter.  Ms. Franceschina holds her FINRA Series 22, 63, and 39 licenses.  She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, and the Institute of Management Accountants.

    Jay Dugan, age 61, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became  a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006.  Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

    Peter Daley, age 68, joined Commonwealth in June 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

    Mark Hershenson, age 44, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007.  Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College.  He holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    James Pruett, age 44, joined Commonwealth in 2002 as an Executive Assistant.  Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruet was also named Secretary to the parent’s board of directors in December 2008.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    Richard G. Devlin, age 38, joined Commonwealth in October 2006 as Vice President and General Counsel.  Mr. Devlin is responsible for all syndication and Blue Sky activities, FINRA and SEC registrations, contract administration and general legal matters as head of the Legal Department.  Mr. Devlin also assists with broker-dealer compliance functions. Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University in Washington, DC.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania, and holds his FINRA Series 22 and 63 Licenses.  Mr. Devlin is also a member of the Website Committee and the Disaster Recovery Committee and is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    David W. Riggleman, age 47, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008.  Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland.  At Raymond James, he served as a Branch Owner in the Advisor Select Program.  He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management.  From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason.  While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million.  He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000.  From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million.  Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

    Edmond J. Enderle, age 63, joined Commonwealth in August 2006 as Vice President and Controller.  Mr. Enderle is responsible for regulatory filings, internal controls, budgeting, forecasting, cash flow projections and all accounting related to syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked as an accountant at Sunoco Logistics Partners LP located in Philadelphia from February 2002 to August 2006, and at Sunoco, Inc. from September 1985 through January 2002.  This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager, responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics an Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting.  Mr. Enderle attended St. Josephs University in Philadelphia and holds a BS in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation.

     Donnamarie D. Abbott, age 51, joined Commonwealth in 2001 as an Investor Services Specialist and Assistant Office Manager. She was named Investor Services Manager in April 2005 and as Vice President of the parent and its affiliates in April 2006.  Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors’ final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting.  Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee.  Ms. Abbott holds her FINRA Series 22 and 63 licenses.  Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor.  Ms. Abbott is a member of the Equipment Leasing and Finance Association and a member of the Investment Program Association.

    Lisa Renshaw, age 51, joined Commonwealth in November 2006 and serves as Vice President and National Sales Manager of CCC. Ms. Renshaw, based in Wilmington, North Carolina, brings over twenty years of leasing experience to CCC and is responsible for spearheading lease acquisitions efforts and is the primary liaison with Lessors in the Eastern United States. Ms Renshaw will continue to strengthen CCC’s relationships and customer base on the east coast. Previously, Ms. Renshaw was employed by IBM Global Finance from 2002 to November 2006 with responsibilities for pricing lease transactions. She supported IGF sales representatives in the East and Central region as well as third party business partners and IBM Global Services by structuring FMV leases, upgrades, extensions, hybrids and migrations.  Prior to IGF, Ms. Renshaw owned her own company, Carrier Capital Resources, from 1992 to 2002, where she brokered lease transactions between lessors and funding sources on a nationwide basis.  During this time, Ms. Renshaw also served on the Board of Directors of the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors).  Prior to 1992, Ms. Renshaw was employed by IBJ Schroeder Bank and Trust (1987 – 1992); PKFinans (1985-1987); Citibank (1981-1985); Playtex (1979 to 1981); Penn Life Insurance (1977-1979); and Greenbelt CARES (1976-1977).  Married with two children, Ms. Renshaw earned her BA in psychology from American University, graduating Cum Laude in 1976.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2009	AMOUNT INCURRED DURING 2008

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

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
		$1,158,000	$1,403,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2009, the remaining balance of prepaid acquisition fees was approximately $55,000, which will be earned in future periods.	$125,000	$74,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates.	$-	$3,000

The General Partner	Equipment Management Fee. The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating and capital leases.	$273,000	$338,000

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
		$9,000	$26,000
The General Partner	Partnership Interest. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of cash available for distribution until the Limited Partners have received distributions of cash available for Distribution equal to their capital contributions plus the 10% cumulative return and thereafter, the General Partner will receive 10% of cash available for distribution.	$25,000	$25,000

CONFLICTS OF INTEREST

The Partnership is subject to various conflicts of interest arising out of its relationships with the General Partner and its affiliates.  These conflicts include the following:

Competitions with General Partner and Affiliates: Competitions for Management’s time

The General Partner and its affiliates sponsor other investor programs, which are in potential competition with the Partnership in connection with the purchase of equipment as well as opportunities to lease and sell such equipment.  Competition for equipment has occurred and is likely to occur in the future.  The General Partner and its affiliates may also form additional investor programs, which may be competitive with the Partnership.

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

The Partnership does not invest in equipment limited partnerships, general partnerships or joint ventures, except that (a) the Partnership may invest in general partnerships or joint ventures with persons other than equipment programs formed by the General Partner or its affiliates, which partnerships or joint ventures own specific equipment; provided that (i) the Partnership has or acquires a controlling interest in such ventures or partnerships, (ii) the non-controlling interest is owned by a non-affiliate, and (iii) the are no duplicate fees; and (b) the Partnership may invest in joint venture arrangements with other equipment programs formed by the General Partner or its affiliates if such action is in the best interest of all programs and if all the following conditions are met: (i) all the programs have substantially identical investment objectives; (ii) there are no duplicate fees; (iii) the sponsor compensation is substantially identical in each program; (iv) the Partnership has a right of first refusal to buy another program’s interest in a joint venture if the other program wishes to sell equipment held in the joint venture; (v) the investment of each program is on substantially the same terms and conditions; and (vi) the joint venture is formed either for the purpose of effecting appropriate diversification for the programs or for the purpose of relieving the General Partner or its affiliates from a commitment entered into pursuant to certain provisions of the Partnership Agreement.

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

ITEM 14:                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, were approximately $90,000 and  $83,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2009 and 2008 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

The aggregate fees billed in the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance; tax advice and tax planning were approximately $16,000 for both years.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2009 and 2008 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2009 besides fees related to audit or tax compliance services.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-108057)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf April 15, 2010 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2010:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income
& Growth Fund V

Financial Statements
Years Ended December 31, 2009 and 2008

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund V
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund V (“Partnership”) as of December 31, 2009 and 2008, and the related statements of operations and Partners’ capital and cash flows for each of the years in the two-year period ended December 31, 2009. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund V as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
April 14, 2010

Commonwealth Income
& Growth Fund V

Balance Sheets

December 31,	2009	2008

ASSETS
Cash	$556,766	$3,053,703
Lease income receivable, net of reserve of $58,415 and $115,617 at December 31, 2009 and 2008, respectively	360,920	320,541
Other receivable, Commonwealth Capital Corp.	-	359,048
Other receivable, General Partner	-	18,516
Other receivable, affiliated limited partnerships	10,869	300
Other receivables	16,559	-
Prepaid expenses	4,447	6,422
	949,561	3,758,530

Computer equipment, at cost	22,568,787	21,267,794
Accumulated depreciation	(16,197,086)	(12,060,593)
	6,371,701	9,207,201

Equipment acquisition costs and deferred expenses, net of accumulated amortization of $353,192 and $518,860 at December 31, 2009 and 2008, respectively	160,798	247,773
Prepaid acquisition fees, General Partner	55,491	180,205
	216,289	427,978

Total assets	$7,537,551	$13,393,709

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable,	$145,883	$357,751
Accounts payable, General Partner	54,394	41,112
Accounts payable, Commonwealth Capital Corp.	20,748	-
Other accrued expenses	20,497	11,302
Unearned lease income	222,701	142,203
Notes payable	260,986	1,551,477
Total liabilities	725,209	2,103,845

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	6,811,342	11,288,864

Total Partners' Capital	6,812,342	11,289,864

Tota Liabilities and Partners' Capital	$7,537,551	$13,393,709

See accompanying notes to financial statements

Commonwealth Income
& Growth Fund V

Statements of Operations

Years ended December 31,	2009	2008

Revenue
Lease	$5,467,913	$6,754,899
Interest and other	112,976	88,905
Gain on sale of equipment	38,403	-

Total revenue	5,619,292	6,843,804

Expenses
Operating, excluding depreciation	1,279,329	1,476,166
Equipment management fee, General Partner	273,395	337,745
Interest	57,101	142,519
Depreciation	5,737,601	5,526,498
Amortization of equipment acquisition costs and deferred expenses	211,687	303,115
Bad debt expense	13,000	72,818
Loss on sale of equipment	-	27,840

Total expenses	7,572,113	7,886,701

Net (loss)	$(1,952,821)	$(1,042,897)

Net (loss) allocated to Limited Partners	$(1,977,690)	$(1,067,860)

Net (loss) per equivalent partnership unit	$(1.59)	$(0.86)

Weighted average number of equivalent
limited partnership units outstanding
during the year	1,243,603	1,248,297

see accompanying notes to financial statements

Commonwealth Income
& Growth Fund V

Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2008	50	1,249,951	$ 1,000	$ 14,880,274	$ 14,881,274
Net income (loss)	-	-	24,963	(1,067,860)	(1,042,897)
Redemptions	-	(4,099)	-	(52,244)	(52,244)
Distributions	-	-	(24,963)	(2,471,306)	(2,496,269)
Balance, December 31, 2008	50	1,245,852	$ 1,000	$ 11,288,864	$ 11,289,864
Net income (loss)	-	-	24,869	(1,977,690)	(1,952,821)
Redemptions	-	(3,606)	-	(37,679)	(37,679)
Distributions	-	-	(24,869)	(2,462,153)	(2,487,022)
Balance, December 31, 2009	50	1,242,246	$ 1,000	$ 6,811,342	$ 6,812,342

see accompanying notes to financial statements

Commonwealth Income
& Growth Fund V

Statements of Cash Flows

Years ended December 31,	2008	2008

Cash flows from operating activities
Net (loss)	$(1,952,821)	$(1,042,897)
Adjustments to reconcile net (loss) to net cash
provided by ooperating activities
Depreciation and amortization	5,949,288	5,829,613
(Gain) Loss on sale of computer equipment	(38,403)	27,840
Bad debt expense	13,000	72,818
Other noncash activities:
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to banks	(1,290,491)	(1,923,632)
Changes in assets and liabilities
Lease income receivable	(53,379)	(182,153)
Other receivable, General Partner	18,516	(18,516)
Other receivable, affiliated limited partnerships	(10,569)	1,603
Other receivable, Commonwealth Capital Corp.	359,048	-
Other receivable	(16,559)	-
Prepaid expenses	1,975	(4,675)
Accounts payable	(211,868)	65,258
Accounts payable, Commonwealth Capital Corp.	20,748	(303,309)
Accounts payable, General Partner	13,282	31,377
Other accrued expenses	9,195	9,118
Unearned lease income	80,498	(14,829)
Net cash provided by operating activities	2,891,460	2,547,616

Cash flows from investing activities
Capital expenditures	(3,117,838)	(1,764,885)
Acquisition fees paid to General Partner	-	(16,501)
Net proceeds from the sale of computer equipment	254,142	724,440
Net cash (used in) investing activities	(2,863,696)	(1,056,946)

Cash flows from financing activities
Redemptions	(37,679)	(52,244)
Distributions to partners	(2,487,022)	(2,496,269)
Debt placement fee to the General Partner	-	(3,407)
Net cash (used in) financing activities	(2,524,701)	(2,551,920)

Net (decrease) in cash	(2,496,937)	(1,061,250)

Cash at beginning of year	3,053,703	4,114,953

Cash at end of year	$556,766	$3,053,703

see accompanying notes to financial statements

Commonwealth Income
& Growth Fund V

Notes to Financial Statements

1.  Business

Commonwealth Income & Growth Fund V (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania in May 2003.  The Partnership offered for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the “offering”).  The Partnership reached the minimum amount in escrow and commenced operations on March 14, 2005.  As of February 24, 2006, the Partnership was fully subscribed.

During the year ended December 31, 2009 limited partners redeemed 3,606 units of the partnership for a total redemption price of approximately $38,000 in accordance with the terms of the limited partnership agreement.

 The Partnership used the proceeds of the offering to acquire, own and lease various types of computer technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC.  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its computer equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2015.

Allocations of income and distributions of cash are based on the Partnership’s Limited Partnership Agreement (the “Agreement”).  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement.  During 2009 and 2008 annual cash distributions to limited partners were made at a rate of approximately 10% of their original contributed capital.  Distributions during 2009 and 2008 reflect an annual return of capital in the amount of approximately $1.98 for both years, per weighted average number of limited partnership units outstanding during the year.

2.  Summary of Significant Accounting Policies

Revenue Recognition

Through December 31, 2009, the Partnership has only entered into operating leases.  Lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreements.

As of December 31, 2009, all equipment purchased by the Partnership is subject to an operating lease.

The General Partner leases the equipment purchased by the Partnership to third parties pursuant to operating leases.  Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.
The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  In 2009 and 2008, the Partnership determined that the carrying amount of certain assets was greater than the undiscounted cash flows to be generated by these assets.  In 2009 and 2008, the Partnership recorded impairment charges of approximately $110,000 and $99,000, respectively. Such amounts have been included in depreciation expense in the accompanying financial statements.

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

Cash

Cash has been invested in high yield savings accounts and checking accounts. At December 31, 2009 and 2008 cash was held in two accounts at one major financial institution. The accounts at this institution are federally insured, in aggregate, for amounts up to $250,000.  At times, the balances may have exceeded federally insured limits.

At December 31, 2009
Total bank balance	$1,052,000
FDIC insurable limit	$(250,000)
Uninsured amount	$802,000

At December 31, 2008
Total bank balance	$3,546,000
FDIC insurable limit	$(250,000)
Uninsured amount	$3,296,000

The Partnership mitigates bank failure risk by only depositing funds with major a financial institution.  The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange.  The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2010 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

Accounts Receivable

Accounts receivable includes current accounts receivable, net of allowances and other accruals.  The Partnership regularly reviews the collectability of its receivables and the credit worthiness of its customers and adjusts its allowance for doubtful accounts accordingly.

Income Taxes

Pursuant to the provisions of Section 701 of the Internal Revenue Code, the Partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. The Partnership does not have any entity level uncertain tax positions. In addition, the Partnership believes its tax status as a pass through entity would be sustained under U.S. Federal, state or local tax examination. The Partnership files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and is generally subject to examination by U.S. federal (or state and local) income tax authorities for three years from the filing of a tax return.

Taxable income differs from financial statement net income as a result of reporting certain income and expense items for tax purposes in periods other than those used for financial statement purposes, principally relating to depreciation, amortization, and lease revenue.

Offering Costs

Offering costs are payments for selling commissions, dealer manager fees, professional fees and other offering expenses relating to the syndication of the Partnership’s units.  Selling commissions were 8% of the partners’ contributed capital and dealer manager fees were 2% of the partners’ contributed capital.  These costs have been deducted from partnership capital in the accompanying financial statements.

Net Income (Loss) Per Equivalent Limited Partnership Unit

The net income (loss) per equivalent limited partnership unit is computed based upon net income (loss) allocated to the Limited Partners and the weighted average number of equivalent limited partner units outstanding during the year.

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if a Partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that Partnership.  Also, when a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis and staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable expenses are expensed as they are incurred.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASC Update 2010-09”) Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This ASU amends FASB Codification topic 855, originally issued as FASB Statement 165, "Subsequent Events" (FAS 165). The amendments in ASU 2010-09 remove the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU is effective upon issuance.    The Partnership adopted this ASU. Except for the removal of disclosure requirements in ASC 855-10, the adoption of this standard did not have a material impact on the Partnership’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASC Update 2010-06”) Improving Disclosures about Fair Value Measurements, to enhance the usefulness of fair value measurements. ASU 2010-06 amends the disclosures about fair value measurements in FASB Accounting Standards Codification™ (ASC) 820-10, Fair Value Measurements and Disclosures.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-04 (“ASC Update 2010-04”) Accounting for Various Topics – Technical Corrections to SEC Paragraphs.  The purpose of this ASU is to make technical corrections to certain guidance issued by the SEC that is included in the FASB Accounting Standards Codification (ASC).  Primarily, this ASU changes references to various FASB and AICPA pronouncements to the appropriate ASC paragraph numbers. The Partnership does not anticipate that the adoption of this accounting standard will have a material impact on its financial statements.

In June 2009, the FASB issued an accounting standard codified within Accounting Standards Codification (“ASC”) ASC 105, Generally Accepted Accounting Principles, (“ASC 105” and formerly referred to as SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP.  ASC 105 was effective for financial statements issued for interim and annual periods ending after September 15, 2009. As ASC 105 is not intended to change or alter existing GAAP, it will not impact the Partnership’s financial statements.  The Partnership has adjusted historical GAAP references in its December 31, 2009 financial statements and Form 10-K to reflect accounting guidance references included in the Codification.

In September 2009, the FASB issued Accounting Standards Update No. 2009-07 (“ASC Update 2009-07”) Accounting for Various Topics - Technical Corrections to SEC Paragraphs.  This ASU represents technical corrections to various ASC Topics containing SEC guidance.  The technical corrections resulted from external comments received, and consisted principally of paragraph referencing and minor wording changes.   In the third quarter of 2009, the Partnership adopted this accounting standard.  The adoption of this standard did not have a material impact on the financial statements included herein.

 In August 2009, the FASB issued Accounting Standards Update No 2009-05 (“ASC Update 2009-05”), an update to FASB ASC 820, Fair Value Measurements and Disclosures.  This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  Among other provisions, this update provides clarification that in circumstances, in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update 2009-05.  In the fourth quarter of 2009, the Partnership adopted this accounting standard.  The adoption of this standard did not have a material impact on the financial statements included herein.

 In  December 2009, the FASB issued Accounting Standards Update No. 2009-17, (“ASC Update 2009-17”), Consolidations (ASC 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU incorporates FAS 167, Amendments to FASB Interpretation No. 46(R), into the Codification. The new requirements are effective as of the beginning of the Partnership’s first fiscal year beginning after November 15, 2009. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In  December 2009, the FASB issued Accounting Standards Update No. 2009-16, (“ASC Update 2009-16”) Transfers and Servicing (ASC 860) – Accounting for Transfers of Financial Assets .  This ASU incorporates FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, into the FASB Accounting Standards Codification (the Codification). The new requirements are effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009 This standard will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.   The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 320 (formerly referred to as FSP FAS 115-2, FAS124-2 and EITF 99-20-2), “Recognition and Presentation of Other-Than-Temporary-Impairment.”  ASC 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  ASC 320 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted this standard in the quarter ended June 30, 2009.  The adoption of this standard did not have a material impact on the Partnership’s financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments,” (“ASC 825”), ASC 825-10-65, Transition and Open Effective Date Information, (“ASC 825-10-65” and formerly referred to as FSP FAS No. 107-1 and APB Opinion No. 28-1), which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  This guidance also requires those disclosures in summarized financial information at interim reporting periods.  ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009.  The Partnership adopted ASC 825 in the quarter ended June 30, 2009. Except for the disclosure requirements, the adoption of this standard did not have a material impact on the Partnership’s financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” (“ASC 820” and formerly referred to as FSP FAS 157-4), ASC 820 affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  ASC 820 is effective for interim and annual periods ending after June 15, 2009.  The Partnership adopted this standard in the quarter ended June 30, 2009.  The adoption of this standard did not have a material impact on the Partnership’s financial statements

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  The partnership holds no financial instruments, except notes payable. Carrying value of financial instruments reported in the accompanying balance sheets for cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2009 and December 31, 2008 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2009 and December 31, 2008 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2009 and December 31, 2008.

Reclassification

Certain previously reported amounts relating to acquisition fees, payable and receivables, Commonwealth Capital Corp. have been reclassified to conform to the current presentation. The net results of the reclassifications did not have a material impact on the Partnership’s previously reported financial position, statements of cash flows or results of operations.

3.  Computer Equipment

The Partnership is the lessor of equipment under leases with periods generally ranging from 12 to 48 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through December 31, 2009, the Partnership’s leasing operations consisted only of operating leases.  Operating lease revenue is recognized on a monthly basis in accordance with the terms of the lease agreement.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to "stay with the lease" for potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lease and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is factored in the negotiation of the fee.   Remarketing fees were incurred of approximately $108,000 and $110,000 for the years ended December 31, 2009 and 2008, respectively.

The Partnership’s share of the equipment in which it participates with other partnerships at December 31, 2009 and December 31, 2008 was approximately $11,564,000 and $9,480,000, respectively, and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2009 and December 31, 2008 was approximately $34,907,000 and $23,272,000, respectively.  The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2009 and December 31, 2008 was $201,000 and $1,183,000, respectively.  The total outstanding debt related to the equipment shared by the Partnership at December 31, 2009 and December 31, 2008 was approximately $973,000 and $3,349,000, respectively.

The following is a schedule of future minimum rentals on noncancelable operating leases at December 31, 2009:

Year ending December 31,	Amount

2010	$2,367,411
2011	1,211,958
2012	307,066
$3,886,435

Significant Customers

Lessees equal to or exceeding 10% of lease income for the year ended December 31:

2009
GEICO	35%
Chrysler	12%

2008
GEICO	16%
Chrysler	32%

Lessees equal to or exceeding 10% of accounts receivable at December 31:

2009
Chrysler	63%

2008
Quick Loan Funding	10%
Chrysler	13%
General Atomic	15%

4.  Related Party Transactions

Years Ended December 31,	2009	2008

Reimbursable Expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. These amounts are included in operating expense. See “Summary of Significant Accounting Policies - Reimbursable Expenses,” above.	$1,158,000	$1,403,000

Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2009, the remaining balance of prepaid acquisition fees was approximately $55,000, which will be earned in future periods.	$125,000	$74,000

Debt placement Fee
As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness; provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.	$-	$3,000

Equipment Management Fee
The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases.	$273,000	$338,000

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
	$9,000	$26,000

5.  Notes Payable

Notes Payable are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.

	December 31, 2009	December 31, 2008

Installment notes payable to banks; interest ranging from 5.25% to 6.20% due in quarterly or monthly installments ranging from $6,588 to $134,671, including interest, with final payments from January through October 2009	$-	$989,358

Installment notes payable to banks; interest ranging from 5.40% to 5.85% due in quarterly installments ranging from $23,643 to $31,661, including interest, with final payments from January through July 2010	115,209	322,037

Installment note payable to bank; interest at 5.75% due in quarterly installments of $22,756 including interest, with final payment in January 2011	109,034	190,829

Installment note payable to bank; interest at 6.21%, due in monthly installments of $1,368, including interest, with final payment in May 2012.	36,743	49,253
	$260,986	$1,551,477

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.

Aggregate maturities of notes payable for each of the periods subsequent to December 31, 2009 are as follows:

Year Ending December 31,

2010	$216,350
2011	37,903
2012	6,733
$260,986

6.  Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2009	2008
Debt assumed in connection with purchase of computer equipment	$-	$340,895

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$124,714	$73,773

The Partnership wrote-off fully amortized acquisition and finance fees and previously reserved accounts receivable amounts of approximately $377,000 and $70,000, respectively, for the year ended December 31, 2009.   Additionally, the partnership wrote-off obsolete equipment with a net book value of approximately $55,000 for the year ended December 31, 2009.

7. Commitments and Contingencies

In August 2007, a lessee, MobilePro, Inc. defaulted on lease payments for wi-fi equipment owned by the fund.  We were able to cover unpaid amounts by retaining cash collateral in the form of security deposits, which covered approximately eight months of additional rent. Since that period, we communicated with and attempted to work with MobilePro on a resolution, through an equipment sale that could satisfy their obligations to us.  By year end 2008, when it became clear that the parties could not locate an acceptable buyer for the equipment, we began to make several demands for payments of back rent not satisfied by the security deposits, and these demands were not satisfied.  Subsequently, on February 10, 2009, our general partner filed suit against MobilePro and other related parties for collection, in the US District Court for the District of Arizona.

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

As of December 31, 2009, our legal proceedings against Mobile Pro, Inc. and the City of Tempe, Arizona remained open.  However, we settled the proceedings with MobilePro, Inc. on February 26, 2010, when MobilePro agreed to the entry of judgment against it in the amount of $904,620, representing the principal unpaid balance of rental payments owed to us and other affiliated Commonwealth entities.  We are in the process of determining the extent to which this judgment will be collectible against MobilePro's remaining assets after foreclosure by its senior secured creditors.  With respect to the litigation with the City of Tempe, the parties are engaged in the discovery process and have set a tentative trial date of September 13, 2010.  We anticipate discussing settlement options with the City, while moving forward toward trial.  To date, the Partnership has taken reserves against outstanding rentals of approximately $31,000 to cover potential loss exposure.

In October 2009 we entered into a cure resolution agreement with Chrysler LLC, pursuant to which Chrysler paid, in November 2009, approximately $62,000 of past due amounts to cure its pre-bankruptcy defaults under its leases. Based upon this cure payment, we recovered 82.4% of the pre-bankruptcy receivables due from Chrysler and we are no longer involved in Chrysler’s bankruptcy proceedings.

8.  Reconciliation of Net Loss Reported for Financial Reporting Purposes to Taxable Income (loss) on the Federal Partnership Return

Year ended December 31,	2009	2008

Net (loss) for financial reporting purposes to taxable income (loss)	$(1,952,821)	$(1,042,897)
Adjustments
Gain (loss) on sale of computer equipment	(427,018)	(471,847)
Depreciation	(379,494)	(70,993)
Amortization	161,869	245,717
Unearned lease income	80,498	(14,829)
Penalties	6,706	4,228
Bad debts	27,598	30,818
Other	(36,678)	59,473

Taxable (loss) on the Federal
Partnership return	$(2,519,340)	$(1,260,330)

The “Adjustments – Other” includes financial statement adjustments reflected on the tax return in the subsequent year.

Adjustment or (loss) on sale of equipment is due to longer useful lives for tax reporting purpose.

9.  Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the year ended December 31, 2009 is as follows:

		Quarter ended
	March 31	June 30	September 30	December 31

2009

Revenues
Lease and other	$1,548,653	$1,470,988	$1,366,740	$1,194,508
Gain (loss) on sale of computer equipment	1,486	17,674	(2,120)	21,363

Total revenues	1,550,139	1,488,662	1,364,620	1,215,871

Total costs and expenses	1,924,799	1,958,456	1,944,527	1,744,331

Net (loss)	$(374,660)	$(469,794)	$(579,907)	$(528,460)
Net (loss) allocated to limited partners	$(380,887)	$(476,010)	$(586,122)	$(534,671)
Net (loss) per limited partner unit	$(0.30)	$(0.38)	$(0.46)	$(0.45)

    Amounts have been restated from previously filed interim financial reports.

 Summarized quarterly financial data for the year ended December 31, 2008 is as follows:

		Quarter ended
	March 31	June 30	September 30	December 31

2008

Revenues
Lease and other	$1,856,348	$1,760,724	$1,646,710	$1,580,021
Gain (loss) on sale of compute equipment	(4,966)	87,240	2,709	(112,823)

Total revenues	1,851,382	1,847,964	1,649,419	1,467,198

Total costs and expenses	1,943,993	2,027,745	1,878,078	2,009,044

Net (loss)	$(92,611)	$(179,781)	$(228,659)	$(541,846)
Net (loss) allocated to limited partners	$(98,856)	$(186,031)	$(234,897)	$(548,075)
Net (loss) per limited partner unit	$(0.08)	$(0.15)	$(0.19)	$(0.44)