Form 10-Q
period 2010-06-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2010-08-16
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 or

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

FORM 10-Q
JUNE 30, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)

Assets
Cash and cash equivalents	$134,803	$556,766
Lease income receivable, net of reserve of approximately $82,000 and $58,000 at June 30, 2010 and December 31, 2009, respectively	549,388	360,920
Accounts receivable, affiliated limited partnerships	228	10,869
Other receivables	11,578	16,559
Prepaid expenses	8,234	4,447
	704,231	949,561

Technology equipment, at cost	21,788,089	22,568,787
Accumulated depreciation	(17,165,156)	(16,197,086)
	4,622,933	6,371,701

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $128,000 and $353,000 at June 30, 2010 and December 31, 2009, respectively	123,241	160,798
Prepaid acquisition fees	50,391	55,491
	173,632	216,289

Total Assets	$5,500,796	$7,537,551

Liabilities and Partners' Capital
Liabilities
Accounts payable	$203,325	$145,883
Accounts payable, General Partner	162,436	54,394
Accounts payable, Commonwealth Capital Corp.	24,001	20,748
Other accrued expenses	38,391	20,497
Unearned lease income	70,181	222,701
Notes payable	330,596	260,986
Total Liabilities	828,930	725,209

Partners' Capital
General Partner	1,000	1,000
Limited Partners	4,670,866	6,811,342
Total Partners' Capital	4,671,866	6,812,342

Total Liabilities and Partners' Capital	$5,500,796	$7,537,551

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue
Lease	$777,235	$1,458,570	$1,714,415	$2,986,315
Interest and other	5,239	12,418	31,633	33,326
Gain on sale of computer equipment	9,043	17,674	91,139	19,160
Total revenue	791,517	1,488,662	1,837,187	3,038,801

Expenses
Operating, excluding depreciation	182,423	359,879	450,984	734,540
Equipment management fee, General Partner	38,862	72,324	85,721	149,316
Interest	5,237	15,991	8,939	37,880
Depreciation	1,006,959	1,454,353	2,081,098	2,831,937
Amortization of equipment acquisition costs and deferred expenses	20,694	55,909	54,817	116,582
Bad debt expense	23,609	-	23,609	13,000
Total expenses	1,277,784	1,958,456	2,705,168	3,883,255

Net (loss)	$(486,267)	$(469,794)	$(867,981)	$(844,454)

Net (loss) allocated to Limited Partners	$(492,460)	$(476,010)	$(880,368)	$(856,896)

Net (loss) per equivalent Limited Partnership unit	$(0.40)	$(0.38)	$(0.71)	$(0.69)

Weighted average number of equivalent limited partnership units outstanding during the period	1,238,571	1,243,853	1,240,247	1,244,352

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Partners' Capital
For the six months ended June 30, 2010
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2010	50	1,242,246	$1,000	$6,811,342	$6,812,342
Net income (loss)	-	-	12,387	(880,368)	(867,981)
Redemptions	-	(3,675)	-	(33,920)	(33,920)
Distributions	-	-	(12,387)	(1,226,188)	(1,238,575)
Balance, June 30, 2010	50	1,238,571	$1,000	$4,670,866	$4,671,866

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Six Months ended	Six Months ended
	June 30,	June 30,
	2010	2009

Net cash provided by operating activities	$889,584	$1,414,880

Investing activities:
Capital Expenditures	(163,638)	(3,107,805)
Equipment acquisition fees paid to General Partner	(10,017)	-
Net proceeds from the sale of computer equipment	136,746	53,201
Net cash (used in) investing activities	(36,909)	(3,054,604)

Financing activities:
Redemptions	(33,920)	(29,654)
Distributions to partners	(1,238,575)	(1,244,300)
Debt placement fee paid to General Partner	(2,143)	-
Net cash (used in) financing activities	(1,274,638)	(1,273,954)

Net (decrease) in cash and cash equivalents	(421,963)	(2,913,678)

Cash and cash equivalents beginning of period	556,766	3,053,703

Cash and cash equivalents end of period	$134,803	$140,025

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

During the six months ended June 30, 2010 limited partners redeemed 3,675 units of the partnership for a total redemption price of approximately $34,000 in accordance with the terms of the limited partnership agreement.

The Partnership used the proceeds of the offering to acquire, own and lease various types of information technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.
Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocate a participation in the cost, debt and lease revenue to the various partnerships that it manages based on certain risk factors.

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of CCC.  Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2015.

2. Summary of Significant Accounting Policies

 Basis of Presentation

The financial information presented as of any date other than December 31, 2009 has been prepared from the books and records without audit.  Financial information as of December 31, 2009 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009.  Operating results for the six months ended June 30, 2010 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2010.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2010 and December 31, 2009.

The Partnership’s long-term debt consists of notes payable, which are secured by specific technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2010 and December 31, 2009 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of June 30, 2010 and December 31, 2009.

Revenue Recognition

Through June 30, 2010, we have solely entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives based on the original term of the lease and the loan, respectively.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Long-Lived Assets

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset.  The partnership determined no impairment analysis was necessary at June 30, 2010 and 2009 as no impairment indicators were noted.

Depreciation on technology equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three or four years.

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

Accounts Receivable

The Partnership monitors accounts receivable to ensure timely and accurate payment by lessees.  Its Lease Relations department is responsible for monitoring accounts receivable and, as necessary, resolving outstanding invoices. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends and other information.

Cash and cash equivalents

At June 30, 2010 cash was held in two accounts maintained at one financial institution.  The accounts were, in the aggregate, federally insured for up to $250,000.  At June 30, 2010, the total cash bank balance of $147,000 did not exceed the federally insured limit of $250,000.

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

Income Taxes

Pursuant to the provisions of Section 701 of the Internal Revenue Code, the Partnership is not subject to federal income taxes. All income and losses of the Partnership are the liability of the individual partners and are allocated to the partners for inclusion in their individual tax returns. The Partnership does not have any entity-level uncertain tax positions. In addition, the Partnership believes its tax status as a pass-through entity would be sustained under U.S. federal, state or local tax examination. The Partnership files U.S. federal and various state income tax returns and is generally subject to examination by federal, state and local income tax authorities for three years from the filing of a tax return.

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

Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASC Update 2010-20”) Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The purpose of this ASU is to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables.  This ASU requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Partnership is currently evaluating the potential impact of the adoption of this ASU on its financial statements.

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

3. Information Technology Equipment

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 36 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Through June 30, 2010, the Partnership has solely entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.

The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of technology equipment are included in our gain or loss calculations.  For the six months ended June 30, 2010 and 2009, the Partnership incurred remarketing fees of approximately $43,000 and $33,000, respectively. For the six months ended June 30, 2010 and 2009 the Partnership paid approximately $23,000 and $25,000, respectively, in such fees.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.    The Partnership’s share of the equipment in which it participates with other partnerships at June 30, 2010 was approximately $11,942,000 and is included in the Partnership’s fixed assets on its balance sheet.    The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2010 was approximately $301,000.   The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2010 was approximately $36,419,000.  The total outstanding debt related to the equipment shared by the Partnership at June 30, 2010 was approximately $1,307,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2010:

Amount
Six Months ended December 31, 2010	$1,350,000
Year ended December 31, 2011	1,275,000
Year ended December 31, 2012	395,000
Year ended December 31, 2013	23,000
$3,043,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2010, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Six months ended June 30,	2010	2009

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. See "Summary of Significant Accounting Policies - Reimbursable Expenses," above.	$391,000	$691,000

Equipment acquisition fee
The General Partner earns an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof, or sale under a conditional sales contract. At June 30, 2010, the remaining balance of prepaid acquisition fees was approximately $50,000, which is expected to be earned in future periods.	$15,000	$124,000

Debt placement fee
As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness, provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.	$2,000	$ -

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
	$86,000	$149,000

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
	$4,000	$1,700

5. Notes Payable

Notes payable consisted of the following amounts:

	June 30, 2010	December 31, 2009

Installment notes payable to banks; interest ranging from 5.40% to 5.85% due in quarterly installments of $23,643 and $31,661, including interest, with final payments from January through July 2010	$31,000	$115,000

Installment note payable to bank; interest at 5.75% due in quarterly installments of $22,756 including interest, with final payment in January 2011	66,000	109,000

Installment note payable to bank; interest at 6.21%, due in monthly installments of $1,368, including interest, with final payment in May 2012	30,000	37,000

Installment note payable to bank; interest at 7.50%, due in monthly installments of $6,666, including interest, with final payment in April 2013	204,000	-
	$331,000	$261,000

These notes are secured by specific technology equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2010 are as follows:

Amount
Six months ending December 31, 2010	$ 115,000
Year ended December 31, 2011	108,000
Year ended December 31, 2012	82,000
Year ended December 31, 2013	26,000
$ 331,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30, 2010	2010	2009
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$ 145,000	$ 736,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30, 2010	2010	2009
Debt assumed in connection with purchase of technology equipment	$ 215,000	$ -
Equipment acquisition fees earned by General Partner, upon purchase of equipment	$ 15,000	$ 124,000

At June 30, 2010, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $280,000.

7. Commitments and Contingencies

On June 18, 2010, Commonwealth Capital Corp. (the parent of our general partner) filed suit on our behalf and on behalf of other affiliated equipment funds against Allied Health Care Services, Inc. (“Allied”). Allied is a lessee of medical equipment, and has failed to make its monthly lease payments since March 2010. Total rent past due as of August 1, 2010 is $191,498. Our suit for breach of contract against Allied and its owner, Charles K. Schwartz, pursuant to a partial personal guaranty, was filed in the U.S. District Court for the District of New Jersey (Case No. 2:10-cv-03135), and seeks payment of all outstanding rents, the value of the leased equipment, and all costs of collection, including attorney’s fees.

Our share of exposure related to the equipment of the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $857,437 as of June 30, 2010. Since the lawsuit is in its early stages, management cannot predict the outcome of this matter at this time.

The Partnership’s legal proceedings against the City of Tempe, Arizona remain open.  Please see the description of the MobilePro/Tempe proceedings in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Legal Proceedings” for a more complete description of this matter.  The parties have each submitted motions for summary judgment, as well as briefs in support of these motions.  Our General Partner may engage in settlement discussions with the City of Tempe prior to trial.  To date, the Partnership has taken reserves against outstanding rentals of approximately $31,000 to cover potential loss exposure.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Forward-looking statement disclaimers, or the “Safe Harbor” Statement under the Private Securities Litigation Reform Act of 1995.

This section, as well as other portions of this document, includes certain forward-looking statements about our business and our prospects, tax treatment of certain transactions and accounting matters, sales of securities, expenses, cash flows, distributions, investments and operating and capital requirements. Such forward-looking statements include, but are not limited to: acquisition policies of our general partner; the nature of present and future leases; provisions for uncollectible accounts; the strength and sustainability of the U.S. economy; the continued difficulties in the credit markets and their impact on the economy in general; and the level of future cash flow, debt levels, revenues, operating expenses, amortization and depreciation expenses. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions.

Actual results may differ materially from those in any forward-looking statements because any such statements involve risks and uncertainties and are subject to change based upon various important factors, including, but not limited to, nationwide economic, financial, political and regulatory conditions; the health of debt and equity markets, including interest rates and credit quality; the level and nature of spending in the information, medical and telecommunications technologies markets; and the effect of competitive financing alternatives and lease pricing.

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors.” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

INFORMATION TECHNOLOGY EQUIPMENT

CCC., on our behalf and on behalf of other affiliated partnerships, acquires information technology equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Depreciation on information technology equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

ACCOUNTS RECEIVABLE

We monitor our accounts receivable to ensure timely and accurate payment by lessees.  Our Lease Relations department is responsible for monitoring accounts receivable and, as necessary, resolving outstanding invoices. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

We review a customer’s credit history before extending credit. In the event of a default, we may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends or other information.

 REVENUE RECOGNITION

Through June 30, 2010, we have solely entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

LONG-LIVED ASSETS

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset. We determined no impairment analysis was necessary at June 30, 2010 and 2009 as no impairment indicators were noted.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the six months ended June 30, 2010 was provided by operating activities of approximately $890,000 and the proceeds from the sale of equipment of approximately $137,000.  This compares to the six months ended June 30, 2009 where our primary sources of cash were from operating activities of approximately $1,415,000 and proceeds from the sale of equipment of approximately $53,000.

Our cash from operations decreased by approximately $525,000 for the six months ended June 30, 2010 from the six months ended June 30, 2009 due to several prepayments of cash from lessees in 2009 that were attributable to 2010 rentals. Additionally we experienced an increase in accounts receivable during the six months ended June 30, 2010.

Our primary use of cash for the six months ended June 30, 2010 was for distributions to partners of approximately $1,239,000 and for the purchase of new information technology equipment of approximately $164,000.  For the six months ended June 30, 2009 distributions to partners were approximately $1,244,000, and our capital expenditures were approximately $3,108,000.

Capital expenditures and distributions are expected to generally remain constant during the remainder of 2010. We intend to invest approximately $350,000 in additional equipment during the remainder of 2010.  The acquisition of this equipment will be primarily funded by debt financing. Any debt service will be funded from cash flows from lease rental payments, and not from public offering proceeds.

In an effort to increase future cash flow for the fund our General Partner has elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction of such fees began in July 2010.

Cash was provided by operating activities for the six months ended June 30, 2010 of approximately $890,000, which includes a net loss of approximately $868,000 and depreciation and amortization expenses of approximately $2,136,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $145,000. Additionally we had a gain on the sale of equipment in the amount of $91,000 and an increase in receivables of lease revenue of $212,000.

For the six months ended June 30, 2009 cash was also generated by operating activities of approximately $1,415,000, which includes a net loss of approximately $844,000, a gain on sale of equipment of $19,000 and depreciation and amortization expenses of approximately $2,949,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $736,000.

To the extent that we increase the size of our equipment portfolio, operating expenses will increase, which reflects the administrative costs of servicing the portfolio. Because of our investment strategy of leasing technology equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes when we add equipment to the portfolio.  Depreciation expenses will likely increase more rapidly than operating expenses if we add technology equipment to our portfolio.

At June 30, 2010 cash was held in two accounts maintained at one financial institution.  The accounts were, in the aggregate, federally insured for up to $250,000.  At June 30, 2010, the total cash bank balance of $147,000 did not exceed the federally insured limit of $250,000.

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

As of June 30, 2010, we had future minimum rentals on non-cancelable operating leases of approximately $1,350,000 for the balance of the year ending December 31, 2010 and approximately $1,693,000 thereafter.

As of June 30, 2010, our debt was approximately $331,000, with interest rates ranging from 5.40% to 7.50%, payable through April 2013.

Our cash from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to Partners during the next 12-month period.   If available cash flow or net equipment disposition proceeds are insufficient to cover our expenses and liabilities on a short and long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within our permissible limits.  Since our leases are triple-net leases, and therefore no reserve for maintenance and repairs is deemed necessary.

RESULTS OF OPERATIONS

Three months ended June 30, 2010 compared to three months ended June 30, 2009

For the three months ended June 30, 2010, we recognized revenue of approximately $792,000 and expenses of approximately $1,278,000, resulting in a net loss of approximately $486,000.  This net loss is primarily due to depreciation and amortization expenses for the three months ended June 30, 2010 which were greater than lease revenue for the same period.  We depreciate equipment over its useful life, usually 48 months while lease revenue is recognized over the term of the lease which is typically 36 months.  Several of our leases reached the end of their lease term but equipment continued being depreciated therefore depreciation expense was greater than lease revenue.  For the three months ended June 30, 2009, we recognized revenue of approximately $1,489,000 and expenses of approximately $ 1,958,000, resulting in a net loss of approximately $ 469,000.

Our lease revenue decreased to approximately $777,000 for the three months ended June 30, 2010, from $1,459,000 for the three months ended June 30, 2009.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended June 30, 2010.

Interest revenue from cash held at financial institutions decreased to approximately $5,000 for the three months ended June 30, 2010 from approximately $12,000 for the three months ended June 30, 2009 which is consistent with the decrease in cash due to new equipment purchases and distributions for the same period. The amounts in such accounts that generate interest revenue will fluctuate throughout 2010 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $182,000 for the three months ended June 30, 2010, from approximately $360,000 for the three months ended June 30, 2009.  This decrease is primarily attributable to decreases in accounting, legal remarketing and various administrative expenses. This decrease was partially offset by an increase in investor services related expenses.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $39,000 for the three months ended June 30, 2010 from approximately $72,000 for the three months ended June 30, 2009, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on information technology equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,028,000 for the three months ended June 30, 2010, from $1,510,000 for the three months ended June 30, 2010. This decrease was due to equipment being fully depreciated and not being replaced with new equipment, and to the full amortization of acquisition fees.

We sold equipment with a net book value of approximately $24,000 for the three months ended June 30, 2010, for a net gain of approximately $9,000. This compared to equipment that we sold for the three months ended June 30, 2009 with a net book value of approximately $25,000, for a net gain of approximately $18,000.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

For the six months ended June 30, 2010, we recognized revenue of approximately $1,837,000 and expenses of approximately $2,705,000, resulting in a net loss of approximately $868,000.  This net loss is primarily due to depreciation and amortization expenses for the six months ended June 30, 2010 which were greater than lease revenue for the same period.  We depreciate equipment over its useful life, usually 48 months while lease revenue is recognized over the term of the lease which is typically 36 months.  Several of our leases reached the end of their lease term but equipment continued being depreciated therefore depreciation expense was greater than lease revenue.  For the six months ended June 30, 2009, we recognized revenue of approximately $3,039,000 and expenses of approximately $ 3,883,000, resulting in a net loss of approximately $ 844,000.

Our lease revenue decreased to approximately $1,714,000 for the six months ended June 30, 2010, from approximately $2,986,000 for the six months ended June 30, 2009.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the six months ended June 30, 2010.

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $451,000 for the six months ended June 30, 2010, from approximately $735,000 for the six months ended June 30, 2009.  This decrease is primarily attributable to decreases in accounting, legal, remarketing and various administrative expenses. This decrease was partially offset by an increase in investor services related expenses.

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $86,000 for the six months ended June 30, 2010 from approximately $149,000 for the six months ended June 30, 2009, which is consistent with the decrease in lease revenue.

Depreciation and amortization expenses consist of depreciation on information technology equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $2,136,000 for the six months ended June 30, 2010, from $2,949,000 for the six months ended June 30, 2010. This decrease was due to equipment and acquisition fees being fully depreciated and not being replaced with new equipment, and to the full amortization of acquisition fees.

We sold equipment with a net book value of approximately $42,000 for the six months ended June 30, 2010, for a net gain of approximately $91,000. This compared to equipment that we sold for the six months ended June 30, 2009 with a net book value of approximately $34,000, for a net gain of approximately $19,000.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial offer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of June 30, 2010 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the second quarter of 2010 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.  Legal Proceedings

On June 18, 2010, Commonwealth Capital Corp. (the parent of our general partner) filed suit on our behalf and on behalf of other affiliated equipment funds against Allied Health Care Services, Inc. (“Allied”). Allied is a lessee of medical equipment, and has failed to make its monthly lease payments since March 2010. Total rent past due as of August 1, 2010 is $191,498. Our suit for breach of contract against Allied and its owner, Charles K. Schwartz, pursuant to a partial personal guaranty, was filed in the U.S. District Court for the District of New Jersey (Case No. 2:10-cv-03135), and seeks payment of all outstanding rents, the value of the leased equipment, and all costs of collection, including attorney’s fees.

Our share of exposure related to the equipment of the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $857,437 as of June 30, 2010. Since the lawsuit is in its early stages, management cannot predict the outcome of this matter at this time.

The Partnership’s legal proceedings against the City of Tempe, Arizona remain open.  Please see the description of the MobilePro/Tempe proceedings in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Legal Proceedings” for a more complete description of this matter.  The parties have each submitted motions for summary judgment, as well as briefs in support of these motions.  Our General Partner may engage in settlement discussions with the City of Tempe prior to trial.  To date, the Partnership has taken reserves against outstanding rentals of approximately $31,000 to cover potential loss exposure.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 16, 2010	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

August 16, 2010	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer