Form 10-Q
period 2010-09-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2010-11-15
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 or

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

(484) 785-1480
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

FORM 10-Q
SEPTEMBER 30, 2010

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)

Assets
Cash and cash equivalents	$150,007	$556,766
Lease income receivable, net of reserve of approximately $130,000 and $58,000 at September 30, 2010 and December 31, 2009, respectively	310,486	360,920
Accounts receivable, affiliated limited partnerships	-	10,869
Other receivables	11,806	16,559
Prepaid expenses	5,587	4,447
	477,886	949,561

Technology equipment, at cost	20,515,834	22,568,787
Accumulated depreciation	(16,612,339)	(16,197,086)
	3,903,495	6,371,701

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $147,000 and $353,000 at September 30, 2010 and December 31, 2009, respectively	108,516	160,798
Prepaid acquisition fees	43,630	55,491
	152,146	216,289

Total Assets	$4,533,527	$7,537,551

Liabilities and Partners' Capital
Liabilities
Accounts payable	$245,962	$145,883
Accounts payable, General Partner	222,975	54,394
Accounts payable, Commonwealth Capital Corp.	16,497	20,748
Other accrued expenses	12,312	20,497
Unearned lease income	119,211	222,701
Notes payable	257,802	260,986
Total Liabilities	874,759	725,209

Partners' Capital
General Partner	1,000	1,000
Limited Partners	3,657,768	6,811,342
Total Partners' Capital	3,658,768	6,812,342

Total Liabilities and Partners' Capital	$4,533,527	$7,537,551

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue
Lease	$561,762	$1,325,909	$2,276,177	$4,312,224
Interest and other	6,333	40,831	37,966	74,157
Gain (loss) on sale of computer equipment	161,754	(2,120)	252,893	17,040
Total revenue	729,849	1,364,620	2,567,036	4,403,421

Expenses
Operating, excluding depreciation	158,663	266,140	609,647	1,000,680
Equipment management fee, General Partner	14,044	66,295	99,765	215,611
Interest	5,529	11,650	14,468	49,530
Depreciation	868,835	1,549,182	2,949,933	4,381,119
Amortization of equipment acquisition costs and deferred expenses	21,487	51,260	76,304	167,842
Bad debt expense	48,383	-	71,992	13,000
Total expenses	1,116,941	1,944,527	3,822,109	5,827,782

Net (loss)	$(387,092)	$(579,907)	$(1,255,073)	$(1,424,361)

Net (loss) allocated to Limited Partners	$(393,278)	$(476,010)	$(1,273,646)	$(1,443,019)

Net (loss) per equivalent Limited Partnership unit	$(0.32)	$(0.38)	$(1.03)	$(1.16)

Weighted average number of equivalent limited partnership units outstanding during the period	1,238,193	1,243,204	1,238,200	1,243,960

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the Nine months ended September 30, 2010
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2010	50	1,242,246	$1,000	$6,811,342	$6,812,342
Net income (loss)	-	-	18,573	(1,273,646)	(1,255,073)
Redemptions	-	(4,806)	-	(41,214)	(41,214)
Distributions	-	-	(18,573)	(1,838,714)	(1,857,287)
Balance, September 30, 2010	50	1,237,440	$1,000	$3,657,768	$3,658,768

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Nine Months ended	Nine Months ended
	September 30,	September 30,
	2010	2009

Net cash provided by operating activities	$1,518,438	$2,285,399

Investing activities:
Capital Expenditures	(332,669)	(3,107,805)
Equipment acquisition fees paid to General Partner	(10,017)	-
Net proceeds from the sale of computer equipment	318,133	160,123
Net cash (used in) investing activities	(24,553)	(2,947,682)

Financing activities:
Redemptions	(41,214)	(29,654)
Distributions to partners	(1,857,287)	(1,865,900)
Debt placement fee paid to General Partner	(2,143)	-
Net cash (used in) financing activities	(1,900,644)	(1,895,554)

Net (decrease) in cash and cash equivalents	(406,759)	(2,557,837)

Cash and cash equivalents beginning of period	556,766	3,053,703

Cash and cash equivalents end of period	$150,007	$495,866

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

During the nine months ended September 30, 2010 limited partners redeemed 4,806 units of the partnership for a total redemption price of approximately $41,000 in accordance with the terms of the limited partnership agreement.

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect, wholly-owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).   Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated, the Partnership will continue until December 31, 2015.

2. Summary of Significant Accounting Policies

 Basis of Presentation

The financial information presented as of any date other than December 31, 2009 has been prepared from the books and records without audit.  Financial information as of December 31, 2009 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2009.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2010.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2010 and December 31, 2009.

The Partnership’s long-term debt consists of notes payable, which are secured by specific technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2010 and December 31, 2009 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2010 and December 31, 2009.

Revenue Recognition

Through September 30, 2010, we have solely entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

Cash and cash equivalents

At September 30, 2010 cash was held in two accounts maintained at one financial institution.  The accounts were, in the aggregate, federally insured for up to $250,000.  At September 30, 2010, the total cash bank balance of approximately $160,000 did not exceed the federally insured limit of $250,000.

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

Recent Accounting Pronouncements

In August 2010, the FASB issued ASU No. 2010-22 (“ASC Update 2010-22”), Accounting for Various Topics – Technical Corrections  to SEC Paragraphs, An announcement made by the staff of the SEC. . This ASU amends various SEC paragraphs of the FASB’s Accounting Standards Codification as a result of external comments received and the issuance of the SEC Staff Accounting Bulletin (SAB) 112 in June of 2009.  The issuance of ASU 2010-22 is not expected to significantly change current practice. This update does not impact the Partnership’s current accounting and reporting practices.

In August 2010, the FASB issued ASU No. 2010-21. (“ASC Update 2010-21”), Accounting for Technical Amendments to Various SEC Rules and Schedules - Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies (SEC Update). This ASU amends various SEC paragraphs in the FASC pursuant to SEC Release No. 33-9026. The changes affect provisions relating to consolidation and reporting requirements under conditions of majority and minority ownership positions and ownership by both controlling and non-controlling entities.  The amendments also deal with redeemable and non-redeemable preferred stocks and convertible preferred stocks.  This update does not impact the Partnership’s current accounting and reporting practices.

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

Through September 30, 2010, the Partnership has solely entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is generally in accordance with the terms of the operating lease agreements.

The partnership determined no impairment charge was necessary at September 30, 2010.  For the period ended September 30, 2009 we determined that an impairment charge in the amount of approximately $87,000 was necessary.  This amount has been included in depreciation expense in the accompanying financial statements.

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

The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of technology equipment are included in our gain or loss calculations.  For the nine months ended September 30, 2010 and 2009, the Partnership incurred remarketing fees of approximately $97,000 and $51,000, respectively. For the nine months ended September 30, 2010 and 2009 the Partnership paid approximately $53,000 and $37,000, respectively, in such fees.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.    The Partnership’s share of the equipment in which it participates with other partnerships at September 30, 2010 was approximately $12,017,000 and is included in the Partnership’s fixed assets on its balance sheet.    The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2010 was approximately $232,000.   The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2010 was approximately $37,219,000.  The total outstanding debt related to the equipment shared by the Partnership at September 30, 2010 was approximately $997,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2010:

Amount
Three Months ended December 31, 2010	$543,000
Year ended December 31, 2011	981,000
Year ended December 31, 2012	328,000
Year ended December 31, 2013	52,000
$1,904,000

4. Related Party Transactions

Receivables/Payables
As of September 30, 2010, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

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

Equipment acquisition fee
The General Partner earns an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof, or sale under a conditional sales contract.   At September 30, 2010, the remaining balance of prepaid acquisition fees was approximately $44,000, which is expected to be earned in future periods.

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

For the nine months ended September 30,	2010	2009
we incurred the following:

Reimbursable expenses	$563,000	$926,000
Equipment acquisition fee	$22,000	$124,000
Debt placement fee	$2,000	$-
Equipment management fee	$100,000	$216,000
Equipment liquidation fee	$11,000	$5,000

5. Notes Payable

Notes payable consisted of the following amounts:

	September 30, 2010	December 31, 2009

Installment notes payable to banks; interest ranging from 5.40% to 5.85% due in quarterly installments of $23,643 and $31,661, including interest, with final payments from January through July 2010	$-	$115,000

Installment note payable to bank; interest at 5.75% due in quarterly installments of $22,756 including interest, with final payment in January 2011	45,000	109,000

Installment note payable to bank; interest at 6.21%, due in monthly installments of $1,368, including interest, with final payment in May 2012	26,000	37,000

Installment note payable to bank; interest at 7.50%, due in monthly installments of $6,666, including interest, with final payment in April 2013	187,000	-
	$258,000	$261,000

These notes are secured by specific technology equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2010 are as follows:

Amount
Three months ending December 31, 2010	$43,000
Year ended December 31, 2011	107,000
Year ended December 31, 2012	82,000
Year ended December 31, 2013	26,000
$258,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2010	2009
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$ 217,000	$ 1,023,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,,	2010	2009
Debt assumed in connection with purchase of technology equipment	$ 214,000	$ -
Equipment acquisition fees earned by General Partner, upon purchase of equipment	$ 22,000	$ 124,000

During the period ended September 30, 2010, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $282,000.

7. Commitments and Contingencies

On June 18, 2010, Commonwealth Capital Corp. (the parent of our general partner) filed suit on our behalf against Allied Health Care Services Inc. (“Allied”).  Allied is a lessee of medical equipment, and has failed to make its monthly lease payments since March 2010.  Our suit for breach of contract against Allied and its owner, Charles K. Schwartz, pursuant to a partial personal guaranty, was filed in the U.S. District Court for the District of New Jersey (Case No 2:10-cv-03135), and seeks payment of all outstanding rents, the value of leased equipment, and all costs of collection, including attorney’s fees.

On August 19, 2010, an involuntary petition for relief under Chapter 7 of the Bankruptcy Code was filed against Allied in the U.S. Bankruptcy Court for the District of New Jersey.  On September 3, 2010, Charles Schwartz, the owner of Allied, was arrested by the FBI for alleged mail fraud in connection with his medical equipment leasing business.  Additionally, Commonwealth was one of the petitioning creditors in an involuntary Chapter 7 bankruptcy petition filed against Mr. Schwartz personally on September 17, 2010, in the same court.

In an effort to reduce potential loss related to the Allied matter, our general partner ceased booking revenues on the Allied leases completely in July 2010, thereby eliminating future equipment management fees on the Allied leases.

Due to the bankruptcy proceedings, management can not determine, at this time, the status of the equipment leased to Allied or the amounts that may ultimately be paid to us from the bankruptcy estates.  Our share of exposure related to the equipment of the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $822,000 as of September 30, 2010 net of an approximately 70% reserve taken against the Allied receivables.

The Partnership’s legal proceedings against the City of Tempe, Arizona remain open.  Please see the description of the MobilePro/Tempe proceedings in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Legal Proceedings” for a more complete description of this matter.  The parties have each submitted motions for summary judgment, as well as briefs in support of these motions.  Tempe’s motion for summary judgment was denied, and our motion for summary judgment was granted in part (as to an issue regarding ownership of the equipment) and denied in part.  Therefore, the case is progressing toward trial.  Our General Partner may engage in settlement discussions with the City of Tempe prior to trial.  To date, the Partnership has taken reserves against outstanding rentals of approximately $31,000 to cover potential loss exposure.

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

See Note 2 to our condensed financial statements included herein for a discussion of recent accounting pronouncements.

INFORMATION TECHNOLOGY EQUIPMENT

CCC, on our behalf and on behalf of other affiliated partnerships, acquires information technology equipment subject to associated debt obligations and lease revenue and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.  Depreciation on information technology equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of three to four years.

According to the North American Equipment Dealers Association, American companies are increasing their purchases of equipment and software at the fastest pace since the late 1990's, in order to replace older equipment or to improve efficiency.

In October 2010, the ELFA released its 2010 State of the Equipment Finance Industry Report.  According to the report, the Commerce Department stated that equipment purchases in the second quarter of 2010 increased by nearly 22% (based on an inflation-adjusted annual rate). Also, with more restrictive bank regulations and capital requirements, corporations have reduced commercial borrowing for new equipment purchases.  Given the tighter lending environment, corporations have been relying on internal liquidity to finance new equipment investments, according to the report.

The ELFA reports states that the trend of equipment finance volume improved significantly from April 2010 to July 2010, as evidenced by the slowing decline of month over month new business volume comparisons, and that many industry leaders and analysts expect significant growth to return over the next 4 quarters.

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

REVENUE RECOGNITION

Through September 30, 2010, we have solely entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources of Cash

Our primary source of cash for the nine months ended September 30, 2010 was provided by operating activities of approximately $1,518,000 and the proceeds from the sale of technology equipment of approximately $318,000.  This compares to the nine months ended September 30, 2009 where our primary source of cash was from operating activities of approximately $2,285,000 and proceeds from the sale of information technology equipment of approximately $160,000.

Uses of Cash

Our primary use of cash for the nine months ended September 30, 2010 was for distributions to partners of approximately $1,857,000 and for the purchase of new information technology equipment of approximately $333,000.  For the nine months ended September 30, 2009 distributions to partners were approximately $1,866,000, and our capital expenditures were approximately $3,108,000.

Capital expenditures and distributions are expected to generally remain constant during the remainder of 2010. We intend to invest approximately $200,000 in additional equipment during the remainder of 2010.  The acquisition of this equipment will be primarily funded by debt financing. Any debt service will be funded from cash flows from lease rental payments, and not from public offering proceeds.

In an effort to increase future cash flow for the fund our General Partner has elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction of such fees began in July 2010.

Cash from Operating Activities

Cash was provided by operating activities for the nine months ended September 30, 2010 of approximately $1,518,000, which includes a net loss of approximately $1,255,000 and depreciation and amortization expenses of approximately $3,026,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $217,000. Additionally we had a gain on the sale of equipment in the amount of $253,000.

For the nine months ended September 30, 2009, the Partnership generated cash flows from operating activities of approximately $2,285,000, which includes a net loss of approximately $1,424,000, a gain on sale of computer equipment of approximately $17,000 and depreciation and amortization expenses of approximately $4,549,000.  Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $1,023,000.

Cash and cash equivalents

At September 30, 2010 cash was held in two accounts maintained at one financial institution.  The accounts were, in the aggregate, federally insured for up to $250,000.  At September 30, 2010, the total cash bank balance of approximately $160,000 did not exceed the federally insured limit of $250,000.

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

As of September 30, 2010, we had future minimum rentals on non-cancelable operating leases of approximately $543,000 for the balance of the year ending December 31, 2010 and approximately $1,361,000 thereafter.

As of September 30, 2010, our debt was approximately $258,000, with interest rates ranging from 5.40% to 7.50%, payable through April 2013.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2010 compared to
three months ended September 30, 2009
Revenue

For the three months ended September 30, 2010, we recognized revenue of approximately $730,000.   This compares to the three months ended September 30, 2009, where we recognized revenue of approximately $1,365,000.  The decrease in revenue from the prior period is primarily due to a decrease in lease revenue.

Our lease revenue decreased to approximately $562,000 for the three months ended September 30, 2010, from approximately $1,326,000 for the three months ended September 30, 2009.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended September 30, 2010.

Interest revenue from cash held at financial institutions decreased to approximately $6,000 for the three months ended September 30, 2010 from approximately $41,000 for the three months ended September 30, 2009 which is consistent with the decrease in cash due to new equipment purchases and distributions for the same period. The amounts in such accounts that generate interest revenue will fluctuate throughout 2010 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

Sale of Information Technology Equipment

We sold equipment with a net book value of approximately $20,000 for the three months ended September 30, 2010, for a net gain of approximately $162,000. This compared to equipment that we sold for the three months ended September 30, 2009 with a net book value of approximately $109,000, for a net loss of approximately $2,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $159,000 for the three months ended September 30, 2010, from approximately $266,000 for the three months ended September 30, 2009.  This decrease is primarily attributable to decreases in accounting, legal remarketing and various administrative expenses. This decrease was partially offset by an increase in investor services related expenses.

Equipment Management Fees

We pay an equipment management fee to our General Partner for managing our equipment portfolio. In an effort to increase future cash flow for the fund our General Partner has elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction of such fees began in July 2010.  The equipment management fee decreased to approximately $14,000 for the three months ended September 30, 2010 from approximately $66,000 for the three months ended September 30, 2009, which is consistent with the decrease in lease revenue and the reduction of the percentage used to calculate equipment management fee.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on information technology equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $890,000 for the three months ended September 30, 2010, from approximately $1,600,000 for the three months ended September 30, 2010. This decrease was due to equipment being fully depreciated and not being replaced with new equipment, and to the full amortization of acquisition fees.

The partnership determined no impairment charge was necessary for the three months ended September 30, 2010 and 2009.

Net Income (Loss)

For the three months ended September 30, 2010, we recognized revenue of approximately $730,000 and expenses of approximately $1,117,000, resulting in a net loss of approximately $387,000.  This net loss is primarily due to depreciation and amortization expenses for the three months ended September 30, 2010 which were greater than lease revenue for the same period.  We depreciate equipment over its useful life, usually 48 months while lease revenue is recognized over the term of the lease which is typically 36 months.  Several of our leases reached the end of their lease term but equipment continued being depreciated. Therefore depreciation expense was greater than lease revenue.  For the three months ended September 30, 2009, we recognized revenue of approximately $1,365,000 and expenses of approximately $ 1,945,000, resulting in a net loss of approximately $580,000.

Nine months ended September 30, 2010 compared to
 nine months ended September 30, 2009
Revenue

For the nine months ended September 30, 2010, we recognized revenue of approximately $2,567,000.  This compares to the nine months ended September 30, 2009, where we recognized revenue of approximately $4,403,000.    The decrease in revenue from the prior period is primarily due to a decrease in lease revenue.

Our lease revenue decreased to approximately $2,276,000 for the nine months ended September 30, 2010, from approximately $4,312,000 for the nine months ended September 30, 2009.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the nine months ended September 30, 2010.

Sale of Information Technology Equipment

We sold equipment with a net book value of approximately $62,000 for the nine months ended September 30, 2010, for a net gain of approximately $253,000. This compares to equipment that we sold for the nine months ended September 30, 2009 with a net book value of approximately $143,000, for a net gain of approximately $17,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $610,000 for the nine months ended September 30, 2010, from approximately $1,001,000 for the nine months ended September 30, 2009.  This decrease is primarily attributable to decreases in accounting, legal, remarketing and various administrative expenses. This decrease was partially offset by an increase in investor services related expenses.

Equipment Management Fees

We pay an equipment management fee to our General Partner for managing our equipment portfolio. In an effort to increase future cash flow for the fund our General Partner has elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction of such fees began in July 2010.  The equipment management fee decreased to approximately $100,000 for the nine months ended September 30, 2010 from approximately $216,000 for the nine months ended September 30, 2009, which is consistent with the decrease in lease revenue and the reduction of the percentage used to calculate the equipment management fee.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on information technology equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $3,026,000 for the nine months ended September 30, 2010, from $4,549,000 for the nine months ended September 30, 2010. This decrease was due to equipment and acquisition fees being fully depreciated and not being replaced with new equipment, and to the full amortization of acquisition fees.

The partnership determined no impairment charge was necessary at September 30, 2010.  For the period ended September 30, 2009 we determined that an impairment charge in the amount of approximately $87,000 was necessary.  This amount has been included in depreciation expense in the accompanying financial statements.

Net Income (Loss)

For the nine months ended September 30, 2010, we recognized revenue of approximately $2,567,000 and expenses of approximately $3,822,000, resulting in a net loss of approximately $1,255,000.  This net loss is primarily due to depreciation and amortization expenses for the nine months ended September 30, 2010 which were greater than lease revenue for the same period.  We depreciate equipment over its useful life, usually 48 months while lease revenue is recognized over the term of the lease which is typically 36 months.  Several of our leases reached the end of their lease term but equipment continued being depreciated.  Therefore depreciation expense was greater than lease revenue.  For the nine months ended September 30, 2009, we recognized revenue of approximately $4,403,000 and expenses of approximately $5,828,000, resulting in a net loss of approximately $1,425,000.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4T.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of September 30, 2010 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There have been no significant changes in the General Partner’s internal controls or in other factors that could significantly affect our disclosure controls and procedures in the third quarter of 2010 or subsequent to the date of the evaluation.

Part II:   OTHER INFORMATION

Item 1.  Legal Proceedings

On June 18, 2010, Commonwealth Capital Corp. (the parent of our general partner) filed suit on our behalf against Allied Health Care Services Inc. (“Allied”).  Allied is a lessee of medical equipment, and has failed to make its monthly lease payments since March 2010.  Our suit for breach of contract against Allied and its owner, Charles K. Schwartz, pursuant to a partial personal guaranty, was filed in the U.S. District Court for the District of New Jersey (Case No 2:10-cv-03135), and seeks payment of all outstanding rents, the value of leased equipment, and all costs of collection, including attorney’s fees.

On August 19, 2010, an involuntary petition for relief under Chapter 7 of the Bankruptcy Code was filed against Allied in the U.S. Bankruptcy Court for the District of New Jersey.  On September 3, 2010, Charles Schwartz, the owner of Allied, was arrested by the FBI for alleged mail fraud in connection with his medical equipment leasing business.  Additionally, Commonwealth was one of the petitioning creditors in an involuntary Chapter 7 bankruptcy petition filed against Mr. Schwartz personally on September 17, 2010, in the same court.

In an effort to reduce potential loss related to the Allied matter, our general partner ceased booking revenues on the Allied leases completely in July 2010, thereby eliminating future equipment management fees on the Allied leases.

Due to the bankruptcy proceedings, management can not determine, at this time, the status of the equipment leased to Allied or the amounts that may ultimately be paid to us from the bankruptcy estates.  Our share of exposure related to the equipment of the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $822,000 as of September 30, 2010 net of an approximately 70% reserve taken against the Allied receivables.

Commonwealth is aggressively pursuing all of our rights against both Allied and Mr. Schwartz to recover any potential assets to the greatest extent possible.

The Partnership’s legal proceedings against the City of Tempe, Arizona remain open.  Please see the description of the MobilePro/Tempe proceedings in the Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 under the heading “Legal Proceedings” for a more complete description of this matter.  The parties have each submitted motions for summary judgment, as well as briefs in support of these motions.  Tempe’s motion for summary judgment was denied, and our motion for summary judgment was granted in part (as to an issue regarding ownership of the equipment) and denied in part.  Therefore, the case is progressing toward trial.  Our General Partner may engage in settlement discussions with the City of Tempe prior to trial.  To date, the Partnership has taken reserves against outstanding rentals of approximately $31,000 to cover potential loss exposure.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 15, 2010	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

November 15, 2010	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer