Form 10-K
period 2010-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2011-03-31
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR
THE FISCAL YEAR ENDED DECEMBER 31, 2010 or

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
DECEMBER 31, 2010

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

During the years ended December 31, 2010 and 2009 limited partners redeemed 4,806 and 3,606 units, respectively, of the partnership for a total redemption price of approximately $41,000 and $38,000, respectively, in accordance with the terms of the limited partnership agreement.

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

As of December 31, 2010, all equipment purchased by the Partnership is subject to an operating lease.  The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment.  Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.  As of December 31, 2010, the Partnership has not entered into such agreement.

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

We also acquire high technology medical and telecommunications equipment. Our General Partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The medical equipment we acquire may consist of ventilators, IV infusion pumps, long-term acute care beds, CT scanners, MRIs, flow cytometers, and other medical technology devices.  The telecom equipment we acquire may include Cisco switches, routers, blade switches, wireless access points, and video conferencing systems. The market for high technology medical equipment is growing each year.  Generally this type of equipment will have a longer useful life than information technology equipment.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment.  Through December 31, 2010, the Partnership has acquired a diversified equipment portfolio, which it has leased to 55 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2010 are as follows:

Equipment Type	Approximate %
Servers	36%
Workstations	13%
Laptops	10%
Datacom	6%
Multifunction Centers	7%
Storage	15%
Audio Visual	1%
WiFi	4%
Medical	7%
Industrial Precision	1%
Total	100%

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a conditional sales contract) more than 25% of the equipment to a single person or affiliated group of persons.

DESCRIPTION OF LEASES

The Partnership generally purchases only equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership’s acquisition of the equipment.  The General Partner leases the equipment purchased by the Partnership to third parties pursuant to operating leases. Types of leases which the General Partner may enter into are operating leases, finance leases, and conditional sales contracts:

•
Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate noncancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.

•	In a finance lease, the lessor generally recovers at least 90% of the present value of the equipment during the lease term.
•
A conditional sales contract generally provides that the noncancellable payments to the seller over the term of the contract are sufficient to recover the investment in such equipment and to provide a return on such investment.  Under a conditional sales contract, the seller reserves title to and retains a security interest in, the equipment until the purchase price of the equipment is paid.

In general, the terms of the Partnership’s leases, whether the equipment is leased pursuant to an operating lease or a finance lease, depend upon a variety of factors, including: the desirability of each type of lease from both an investment and a tax point of view; the relative demand among lessees for operating or full payout leases; the type and use of equipment and its anticipated residual value; the business of the lessee and its credit rating; the availability and cost of financing; regulatory considerations; the accounting treatment of the lease sought by the lessee or the Partnership; and competitive factors.

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2010, all leases that have been entered into are “triple net leases”.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts, by the Partnership at the time the debt is incurred, with monies received that are not considered “original proceeds” of the Partnership’s public offering.  The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  The Partnership is flexible in the degree of leverage it employs, within the permissible limit.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2010, the aggregate nonrecourse debt outstanding of approximately $357,000 was approximately 2% of the aggregate cost of the equipment owned.

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practicable and invest any proceeds from such financing in additional items of equipment.  Any such later financing will be on terms consistent with the terms applicable to borrowings generally.  In 2010, the Partnership obtained suitable financing as described above, in the aggregate amount of approximately $149,000, of which approximately $142,000 was outstanding as of December 31, 2010 and is included in the aggregate nonrecourse outstanding debt of approximately $357,000 at December 31, 2010.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2010, the Partnership had not entered into any such agreements.

The General Partner and any of its affiliates may, but are not required to, make loans to the Partnership on a short-term basis.  If the General Partner or any of its affiliates makes such a short-term loan to the Partnership, the General Partner or affiliate may not charge interest at a rate greater than the interest rate charged by unrelated lenders on comparable loans for the same purpose in the same locality.  In no event is the Partnership required to pay interest on any such loan at an annual rate greater than three percent over the “prime rate” from time to time announced by PNC Bank, Philadelphia, Pennsylvania.  All payments of principal and interest on any financing provided by the General Partner or any of its affiliates are due and payable by the Partnership within 12 months after the date of the loan.

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.  As of December 31, 2010, the Partnership has no such debt.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The General Partner intends to cause the Partnership to begin disposing of its equipment approximately 10 years after commencement of operations or in January 2015.  Notwithstanding the Partnership’s objective to sell all of its assets and dissolve by February 4, 2017, the General Partner may at any time cause the Partnership to dispose of all its equipment and dissolve the Partnership, upon the approval of Limited Partners holding a majority in interest of units.

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

COMPETITION

The equipment leasing industry is highly competitive.  The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner.  Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms, which are more favorable, than those which the Partnership can offer.  They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services, than those which the Partnership can offer.  Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges or service contracts), which will afford benefits to the purchaser similar to those obtained through leases.  As a result of the advantages, which certain of its competitors may have, the Partnership may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

INVESTMENTS

Through March 14, 2011, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchase Price	Lease Term Months
Agility Logistics Corp	Oce Multifunction Centers	$3,736.60	9
Agility Logistics Corp	Oce Multifunction Centers	$2,468.15	12
Agility Logistics Corp	Oce Multifunction Centers	$5,723.72	14
AK Steel Holding Corp.	Oce Multifunction Centers	$9,506.01	10
Alcatel USA	Digital Storage	$165,240.00	36
Allegheny Energy Service Corp.	Small IBM Servers	$26,491.44	36
Alliant Techsystems	Small HP/Compaq Servers	$12,214.63	36
Alliant Techsystems	Blade Servers: ALL MFG	$250,436.36	36
Alliant Techsystems	Blade Servers: ALL MFG	$496,133.10	35
Alliant Techsystems	Konica Multifunction Centers	$27,770.52	36
Alliant Techsystems	Konica Multifunction Centers	$5,759.94	36
Alliant Techsystems	Konica Multifunction Centers	$21,527.10	36
Alliant Techsystems	Tape Drives	$70,582.79	36
Alliant Techsystems	Blade Servers: ALL MFG	$10,035.32	36
Alliant Techsystems	Laptops	$53,167.66	21
Alliant Techsystems	Desktops - Tier 1	$17,726.72	36
Alliant Techsystems	Konica Multifunction Centers	$16,241.61	36
Allied Health Care Services	Respiratory Therapy	$408,000.00	35
Allied Health Care Services	Respiratory Therapy	$321,300.00	36
Allied Health Care Services	Respiratory Therapy	$127,500.00	12
Allstate Insurance Company	High End Sun Servers	$284,004.45	31
Allstate Insurance Company	High End Sun Servers	$111,802.50	24
America Online	Small Sun Servers	$71,977.32	36
America Online	Small Sun Servers	$89,983.18	36
America Online	Small Sun Servers	$44,991.59	36
America Online	Small Sun Servers	$36,649.42	36
American Water Works Service Company, Inc.	Oce Multifunction Centers	$7,848.22	12
American Water Works Service Company, Inc.	Oce Multifunction Centers	$34,195.39	14
American Water Works Service Company, Inc.	Oce Multifunction Centers	$32,321.05	16
Argenbright, Inc.	Datacom - Cisco	$593,717.32	36
Bank of America	Midrange Sun Servers	$61,543.18	42
Bank of the West	Oce Multifunction Centers	$23,475.17	33
Bank of the West	Oce Multifunction Centers	$60,232.65	22
Bank of the West	Oce Multifunction Centers	$3,294.71	22
Bank of the West	Oce Multifunction Centers	$1,708.28	28
Bank of the West	Oce Multifunction Centers	$4,517.70	31
Bank of the West	Oce Multifunction Centers	$1,166.94	33
BMO Nesbitt Burns Trading Corp. S.A.	Midrange Sun Servers	$158,397.87	33
Bon Secours - Memorial Regional Medical Center	Infusion Therapy	$346,659.90	44
Brinks Company Inc.	Oce Multifunction Centers	$3,232.56	25
Cargill, Inc	Canon Multifunction Centers	$44,346.00	36
Cargill, Inc	Industrial Precision Equipment	$31,656.00	36
Century Business Services	Oce Multifunction Centers	$14,715.26	29
Charleston Area Medical Center	Canon Multifunction Centers	$11,752.94	35
Charleston Area Medical Center	Canon Multifunction Centers	$16,800.00	35
Charleston Area Medical Center	Konica Multifunction Centers	$12,176.47	35
Charleston Area Medical Center	Konica Multifunction Centers	$12,645.41	37
Charleston Area Medical Center	Konica Multifunction Centers	$13,499.83	37
Chrysler	Small HP/Compaq Servers	$558,190.70	36
Chrysler	Engineering Workstations	$201,029.25	36
Chrysler	Engineering Workstations	$169,085.18	36
Chrysler	Engineering Workstations	$107,151.00	36
Chrysler	Engineering Workstations	$233,784.00	36
Chrysler	Engineering Workstations	$98,937.96	36
Chrysler	Engineering Workstations	$470,046.60	36
Chrysler	Engineering Workstations	$340,935.00	36
Chrysler	Desktops - Tier 2	$368,664.00	33
Chrysler	Desktops - Tier 2	$894,336.00	36
Cigna	Oce Multifunction Centers	$3,295.93	12
Cigna	Oce Multifunction Centers	$6,848.52	13
Cigna	Oce Multifunction Centers	$3,173.95	14
Cigna	Oce Multifunction Centers	$3,534.15	15
Cigna	Oce Multifunction Centers	$5,448.62	16
Convergys	Small Sun Servers	$117,241.63	35
Convergys	Small HP/Compaq Servers	$28,084.34	34
Convergys	Dell Servers	$12,548.69	32
Delphi Automotive Systems	Desktops - Tier 1	$384,074.88	36
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$3,401.43	13
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$4,057.86	14
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$5,447.84	16
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$6,613.90	17
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$6,969.44	20
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$12,645.49	21
FirstGroup America	Oce Multifunction Centers	$2,386.56	13
FirstGroup America	Oce Multifunction Centers	$2,447.34	14
FirstGroup America	Oce Multifunction Centers	$5,023.02	16
FirstGroup America	Oce Multifunction Centers	$2,117.95	17
FirstGroup America	Oce Multifunction Centers	$3,037.41	27
GE Aviation	Ruggedized Laptops	$8,726.41	36
GE Aviation	Ruggedized Laptops	$13,464.46	36
GE Aviation	Datacom - Other	$194,728.20	36
Geico	Small Sun Servers	$13,131.01	33
Geico	Small HP/Compaq Servers	$659,174.15	36
Geico	Small HP/Compaq Servers	$1,115,869.22	36
Geico	Small HP/Compaq Servers	$405,199.85	36
Geico	Small HP/Compaq Servers	$297,811.76	36
Geico	Small HP/Compaq Servers	$620,001.99	36
Geico	Small HP/Compaq Servers	$29,983.82	33
Geico	Small IBM Servers	$277,487.23	36
Geico	Small IBM Servers	$429,485.28	36
Geico	Small IBM Servers	$405,562.53	36
Geico	Small IBM Servers	$179,389.31	33
Geico	Desktops - Tier 1	$1,511.47	24
Geico	Ruggedized Laptops	$1,595,017.35	33
Geico	Ruggedized Laptops	$166,936.77	36
Geico	Ruggedized Laptops	$14,710.01	27
Geico	Digital Storage	$302,286.42	36
Geico	Digital Storage	$529,994.27	27
General Atomics Aeronautical	High End Sun Servers	$50,349.24	19
General Atomics Aeronautical	High End Sun Servers	$262,347.63	36
General Atomics Aeronautical	High End Sun Servers	$398,208.82	36
General Atomics Aeronautical	Tape Drives	$46,138.48	29
General Atomics Aeronautical	Digital Storage	$127,240.80	11
General Atomics Aeronautical	Digital Storage	$146,581.71	36
General Atomics Aeronautical	Digital Storage	$297,471.81	36
General Dynamics Corp	Oce Multifunction Centers	$154,410.72	30
Goodyear Tire and Rubber	Small HP/Compaq Servers	$26,085.19	30
Goodyear Tire and Rubber	Small HP/Compaq Servers	$87,941.62	30
Goodyear Tire and Rubber	Small IBM Servers	$23,596.48	34
Goodyear Tire and Rubber	Desktops - Tier 1	$173,713.55	30
Goodyear Tire and Rubber	Desktops - Tier 1	$43,642.57	30
Goodyear Tire and Rubber	Datacom - Other	$23,833.19	21
Goodyear Tire and Rubber	High Volume and Specialized Printers	$37,596.87	35
Goodyear Tire and Rubber	Audio Visual	$41,987.17	21
Henry Schein, Inc.	Oce Multifunction Centers	$4,227.85	16
Henry Schein, Inc.	Oce Multifunction Centers	$8,433.65	17
IST Management Services	Konica Multifunction Centers	$258,007.98	35
IST Management Services	Konica Multifunction Centers	$103,207.68	35
IST Management Services	Konica Multifunction Centers	$52,153.21	35
IST Management Services	Konica Multifunction Centers	$11,119.02	35
IST Management Services	Konica Multifunction Centers	$6,075.12	35
IST Management Services	Konica Multifunction Centers	$6,050.64	35
IST Management Services	Konica Multifunction Centers	$4,655.79	35
ITT Night Vision	Digital Storage	$337,306.12	36
ITT Night Vision	Digital Storage	$62,030.13	30
Kaiser Foundation	Digital Storage	$147,516.48	16
Kaiser Foundation	Digital Storage	$357,532.44	36
Kaiser Foundation	Digital Storage	$285,461.28	36
Kellogg	Desktops - Tier 1	$533,739.39	35
Liberty Mutual Insurance	Oce Multifunction Centers	$5,968.90	6
Liberty Mutual Insurance	Oce Multifunction Centers	$7,014.86	10
Liberty Mutual Insurance	Oce Multifunction Centers	$12,394.76	13
Liberty Mutual Insurance	Oce Multifunction Centers	$18,227.95	16
Liberty Mutual Insurance	Oce Multifunction Centers	$8,530.84	21
Liberty Mutual Insurance	Oce Multifunction Centers	$41,444.10	29
Liberty Mutual Insurance	Oce Multifunction Centers	$19,482.54	30
Lockheed Martin	High End HP Servers	$263,055.00	36
Lockheed Martin	High End HP Servers	$48,619.04	36
Marquardt School District	Apple Desktops/Laptops	$31,162.51	36
Marriott International	Digital Storage	$432,000.00	35
Mitsubishi Motors North America	Small IBM Servers	$11,959.50	36
Mitsubishi Motors North America	Small IBM Servers	$132,409.26	36
Mitsubishi Motors North America	Blade Servers: ALL MFG	$121,558.91	36
Mitsubishi Motors North America	Datacom - Cisco	$179,241.94	36
Mitsubishi Motors North America	Datacom - Other	$47,554.64	36
Mitsubishi Motors North America	Tape Libraries	$40,749.00	36
MobilePro Corp.	WiFi	$427,257.60	36
MobilePro Corp.	WiFi	$510,000.00	36
Motorola	Ricoh Aficio Multifunction Centers	$36,994.49	36
Motorola	Ricoh Aficio Multifunction Centers	$10,830.78	36
Motorola	Ricoh Aficio Multifunction Centers	$10,345.76	36
NBC Universal	Graphic Workstations	$26,897.88	33
NBC Universal	Graphic Workstations	$228,483.32	36
NBC Universal	Graphic Workstations	$246,579.08	36
NBC Universal	Digital Storage	$18,835.83	36
NBC Universal	Digital Storage	$67,290.42	24
NBC Universal	Digital Storage	$341,912.16	36
NBC Universal	Digital Storage	$67,290.42	24
NBC Universal	Audio Visual	$70,042.58	36
Norfolk Southern Railway Co	Oce Multifunction Centers	$50,939.09	34
Norfolk Southern Railway Co	Oce Multifunction Centers	$14,014.52	36
Northrop Grumman	Small HP/Compaq Servers	$188,157.36	35
Northrop Grumman	Midrange HP Servers	$44,125.70	36
Northrop Grumman	Midrange HP Servers	$256,469.82	36
Northrop Grumman	Engineering Workstations	$30,674.66	36
Northrop Grumman	Datacom - Other	$35,920.32	24
Northrop Grumman	Datacom - Other	$331,241.04	36
Northrop Grumman	Datacom - Other	$148,574.22	36
Northrop Grumman	Datacom - Other	$236,287.08	36
Northrop Grumman	Tape Libraries	$71,889.40	36
Northrop Grumman	Digital Storage	$57,831.45	36
Perspectives Charter Schools	Laptops	$264,567.58	36
Pitney Bowes Management Services	Oce Multifunction Centers	$3,160.33	16
Quick Loan Funding	Desktops - Tier 1	$154,823.75	35
Qwest Communications International	Misc High End Servers	$104,128.16	36
Raytheon Company	Engineering Workstations	$65,609.28	36
Raytheon Company	Engineering Workstations	$87,053.21	36
Raytheon Company	Engineering Workstations	$164,048.64	36
Raytheon Company	Desktops - Tier 1	$145,974.25	28
Raytheon Company	Small Sun Servers	$101,699.54	30
Raytheon Company	Small Sun Servers	$78,560.79	33
Raytheon Company	Small Sun Servers	$40,875.28	30
Raytheon Company	Desktops - Tier 1	$28,852.97	33
Raytheon Company	Datacom - Other	$61,414.17	30
Select Medical Corporation	Medical	$261,457.01	36
Servicemaster	Oce Multifunction Centers	$4,805.74	8
Servicemaster	Oce Multifunction Centers	$4,641.81	9
Servicemaster	Oce Multifunction Centers	$3,361.78	10
Servicemaster	Oce Multifunction Centers	$4,686.49	11
SuperValu, Inc.	Ricoh Aficio Multifunction Centers	$220,542.01	36
SuperValu, Inc.	Ricoh Aficio Multifunction Centers	$72,411.15	36
SuperValu, Inc.	Ricoh Aficio Multifunction Centers	$159,511.15	36
SuperValu, Inc.	Ricoh Aficio Multifunction Centers	$11,884.39	36
SuperValu, Inc.	Ricoh Aficio Multifunction Centers	$5,228.62	36
SuperValu, Inc.	Ricoh Aficio Multifunction Centers	$10,457.25	36
SuperValu, Inc.	Ricoh Aficio Multifunction Centers	$7,760.59	36
Tecumseh Products Company	Small Sun Servers	$10,332.60	28
Tecumseh Products Company	High End Sun Servers	$148,848.60	28
UGO Networks	Small Sun Servers	$34,426.55	31
UGO Networks	Laptops	$11,081.41	31
Xerox Corporation	Small Sun Servers	$114,458.60	32

RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established from the offering proceeds.  However, the General Partner, in its sole discretion, may retain a portion of the cash flow and net disposition proceeds available to the Partnership for maintenance, repairs and working capital.  There are no limitations on the amount of cash flow and net disposition proceeds that may be retained as reserves.   Since no reserve will be established, if available cash flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its equipment or borrowing.  The Partnership’s operating expenses decreased approximately $533,000 during 2010 and cash flows were sufficient to cover all expenses and liabilities.

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

EMPLOYEES

The Partnership had no employees during 2010 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 98 employees as of December 31, 2010.

ITEM 1A:                      RISK FACTORS

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through 2009, general worldwide economic conditions experienced a downturn.  Although we have seen a modest improvement in the global economy in 2010, the economic recovery remains weak and a prolonged period of economic weakness could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

ITEM 1B:                      UNRESOLVED STAFF COMMENTS

NOT APPLICABLE

ITEM 2:                      PROPERTIES

NOT APPLICABLE

ITEM 3:                      LEGAL PROCEEDINGS

Allied Health Care
On June 18, 2010, Commonwealth Capital Corp. (the parent of our General Partner) filed suit on our behalf against Allied Health Care Services Inc. (“Allied”).  Allied is a lessee of medical equipment, and has failed to make its monthly lease payments since March 2010.  Our suit for breach of contract against Allied and its owner, Charles K. Schwartz, pursuant to a partial personal guaranty, was filed in the U.S. District Court for the District of New Jersey (Case No 2:10-cv-03135), seeking payment of all outstanding rents, the value of leased equipment, and all costs of collection, including attorney’s fees.

On August 19, 2010 our suit was automatically stayed when an involuntary petition for relief under Chapter 7 of the Bankruptcy Code was filed against Allied in the U.S. Bankruptcy Court for the District of New Jersey.  On September 3, 2010, Charles Schwartz, the owner of Allied, was arrested by the FBI for alleged mail fraud in connection with his medical equipment leasing business.  Additionally, Commonwealth was one of the petitioning creditors in an involuntary Chapter 7 bankruptcy petition filed against Mr. Schwartz personally on September 17, 2010, in the same court.

In an effort to reduce potential loss related to the Allied matter, our General Partner ceased booking revenues on the Allied leases completely in July 2010, thereby eliminating future equipment management fees on the Allied leases.

Due to the bankruptcy proceedings, management can not determine, at this time, the status of the equipment leased to Allied or the amounts that may ultimately be paid to us from the bankruptcy estates.   The timeline for identifying and recovering assets is uncertain, with resolution depending in large part upon the Trustee’s resolution of certain legal disputes and the cooperation of the various parties involved.  Due to the complexity of the alleged fraud and the number of parties involved, we expect that completion of asset recovery and distribution to creditors will take in excess of twelve months.

Our share of exposure related to the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $813,000 as of December 31, 2010 net of a reserve taken against substantially all the Allied receivables.

MobilePro Corp./City of Tempe, AZ
In August 2007, MobilePro Corp., defaulted on lease payments for Wi-Fi equipment owned by the Partnership and other affiliate funds.  We were able to partially recover unpaid amounts by retaining cash collateral in the form of security deposits, which covered approximately eight months of additional rent. Subsequently, on February 10, 2009, Commonwealth Capital Corp. filed suit on our behalf against MobilePro and other related parties for collection, in the US District Court for the District of Arizona.

Simultaneously, Commonwealth also filed suit against the City of Tempe, Arizona in order to seek access to our equipment, so that we could repossess and remarket it, as Tempe had denied us access.  On March 27, 2009, the City of Tempe filed a response and counterclaim, seeking an unspecified amount for the use of the right-of-way on the utility poles where the equipment is located, as well as an unspecified fee for electricity used by the equipment, and the city was additionally seeking ownership of the equipment. We believed both counterclaims were without merit for several reasons and continued our efforts to enforce our rights to the equipment.

Commonwealth settled the proceedings with MobilePro on February 26, 2010, when MobilePro agreed to the entry of judgment against it in the amount of $904,620, representing the principal unpaid balance of rental payments owed to us and other affiliated Commonwealth entities.  We continue to attempt to enforce the judgment by seeking attachable assets of MobilePro. Mediation was held with the City of Tempe on February 28, 2011, although the parties were unable to reach an acceptable settlement.  Therefore, a trial date of May 16, 2011 has been set by the court.  The only remaining claim for trial is Tempe’s claim against Commonwealth for unjust enrichment, which Commonwealth feels is without merit and intends to defend vigorously. To date, we have taken reserves against all outstanding rentals. While we believe that an unfavorable outcome in this case is unlikely, we believe that if an adverse judgment were rendered, the judgment could be in the range of $250,000 to $700,000.

ITEM 4:                      RESERVED

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2010, there were 877 holders of units.  The units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.

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

The Partnership began to accept redemption requests beginning 30 months following the termination of the public offering of its units.  There will be no limitations on the period of time that a redemption request may be pending prior to its being granted.   Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request. In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  During the years ended December 31, 2010 and 2009 limited partners redeemed 4,806 and 3,606 units, respectively, of the partnership for a total redemption price of approximately $41,000 and $38,000, respectively, in accordance with the terms of the limited partnership agreement.

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

Distributions in the following amounts were paid to the Limited Partners during the year 2010 and 2009:

Quarter Ended	2010	2009
March 31	$613,209	$616,366
June 30	612,979	615,492
September 31	612,526	615,385
December 31	612,526	614,910
Total	$2,451,240	$2,462,153

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

ITEM 6:                      SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7:                      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We were formed on May 19, 2003 for the purpose of acquiring various types of business-essential technology equipment, including computer information technology, telecommunications, medical technology and other similar capital equipment.  We offered for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the “offering”).  We reached the minimum offering amount, broke escrow and commenced operations on March 14, 2005.  The offering terminated on February 24, 2006 with 1,249,951 units ($24,957,862) sold.

Our management team consists of the officers of our corporate General Partner, Commonwealth Income & Growth Fund, Inc.  We have utilized the net proceeds of our public offering to purchase technology equipment that is subject to leases with businesses throughout the United States.  We have also utilized debt financing (not in excess of 30% of the aggregate cost of the equipment owned or subject to conditional sales contracts at the time the debt is incurred) to purchase additional equipment.  We acquire and lease equipment principally to U.S. corporations and other institutions pursuant to operating leases.  We retain the flexibility to enter into full payout net leases and conditional sales contracts, but have not done so.

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

Forecasts from the 2010 State of Equipment Finance Industry report published by the Equipment Lease Finance Association (ELFA), indicate an overall positive trend for equipment investment and financing over the next year.  The ELFA projects a 9.2% year over year growth for 2011-2012 in equipment and software investment, alongside a 12% increase in finance volume.  ELFA estimates that nearly $1.3 billion of investment will be made in equipment and software in 2011 and nearly 47% of that will be financed.  Forecasts further indicate an additional growth in 2012 with estimates of nearly $1.4 billion in investment, with 48% being financed.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through 2009, general worldwide economic conditions experienced a downturn.  Although we have seen a modest improvement in the global economy in 2010, the economic recovery remains weak.  Given these circumstances, we believe companies are increasingly turning to leasing as a financing solution.  We believe that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see for a company is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to increase our portfolio size and leasing revenues during that period will remain strong.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

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

Revenue Recognition

Through December 31, 2010, we have solely entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Long Lived Assets / Asset Impairments

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

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives, based on the original term of the lease and loan, respectively.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2011, the FASB issued ASU No. 2011-01 (“ASC Update 2011-01”), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This ASU temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This update is not expected to impact the Partnership’s current accounting and reporting practices.

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASC Update 2010-20”) Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The purpose of this ASU is to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables.  This ASU requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  This ASU was adopted by the Partnership during the fourth quarter of 2010.  The new disclosures required by this ASU are included in Note 3 of the Partnership’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASC Update 2010-06”) Improving Disclosures about Fair Value Measurements, to enhance the usefulness of fair value measurements. ASU 2010-06 amends the disclosures about fair value measurements in FASB Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. During the first quarter of 2010, the Partnership adopted this ASU. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

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

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, (“ASC Update 2009-16”) Transfers and Servicing (ASC 860) – Accounting for Transfers of Financial Assets. This ASU incorporates FAS 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, into the FASB Accounting Standards Codification (the Codification). The new requirements are effective for transfers of financial assets occurring in fiscal years beginning after November 15, 2009.This standard will require more information about transferred financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. During the first quarter of 2010, the Partnership adopted this ASU. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the years ended December 31, 2010 and 2009 was generated by operating activities of approximately $1,799,000 and $2,891,000, respectively, which includes a net loss of approximately $1,730,000 and $1,953,000 respectively.  Borrowings of approximately $149,000 were also a source of our 2010 cash. Net proceeds from the sale of equipment were approximately $496,000 for the year ended December 31, 2010. This compares to net proceeds from the sale of equipment during 2009 of approximately $254,000.

Our primary use of cash for the year ended December 31, 2010 was for capital expenditures for new equipment of approximately $391,000 and distributions to partners of approximately $2,476,000.  This compares to capital expenditures of $3,118,000 and distributions of $2,487,000 for the year ended December 31, 2009.  The decrease in capital expenditures is the result of fewer new leases being added to the portfolio.  Distributions decreased during 2010 because of redemption of units of the Partnership that occurred during 2010.

For the years ended December 31, 2010 and 2009 depreciation and amortization expenses were approximately $3,814,000 and $5,949,000, respectively. Additionally, other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $267,000 and $1,290,000, respectively, gain of sale of equipment of approximately $290,000 and $38,000, respectively, and bad debt expense of approximately $99,000 and $13,000 respectively.

As we increase the size of our equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing technology equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.  Depreciation expenses will likely increase more rapidly than operating expenses as we add technology equipment to our portfolio.  We intend to invest approximately $2,000,000 in additional equipment during 2011, primarily through debt financing.

At December 31, 2010, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $84,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2010, the total cash bank balance was fully insured.

The Partnership deposits its funds with a large banking institution.  We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2011 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

As of December 31, 2010, we had future minimum rentals on noncancellable operating leases of approximately $1,272,000 for the year ending 2011 and $404,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The balance of our non-recourse debt at December 31, 2010 was approximately $357,000 with interest rates ranging from 5.75% to 7.50% and which will be payable through April 2013.  Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term.  Management does not expect significant interest rate increases to take place during the remainder of 2011, and therefore expects our cost of nonrecourse borrowing to remain steady throughout the next approximately 12 months.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.    Our share of the equipment in which we participate with other partnerships at December 31, 2010 was approximately $12,017,000, and is included in our fixed assets on our balance sheet.  The total cost of the equipment we share with other partnerships at December 31, 2010 was approximately $37,219,000.  Our share of the outstanding debt associated with this equipment at December 31, 2010 was $335,000.  The total outstanding debt related to the equipment we share at December 31, 2010 was approximately $1,374,000.

As we and the other programs managed by our General Partner increase our overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher at a modest pace for the remainder of 2011 in total dollars, but is expected to remain relatively constant as a percentage of our portfolio.

Our cash flow from operations is expected to continue to be adequate to cover all operating expenses, liabilities, and distributions to limited partners during the next 12-month period.  During 2010, our operating expenses decreased approximately $533,000 due to increased efficiencies as daily operations continued within the fund.  If available cash flow or net disposition proceeds are insufficient to cover our expenses and liabilities on a short and long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  We may also reduce the distributions to limited partners if our management deems it necessary.  Additionally, our General Partner and CCC forgave approximately $35,000 of payables owed to them, to further bolster the fund. Since our leases are on a “triple-net” basis, no reserve for maintenance and repairs is deemed necessary.

RESULTS FROM OPERATIONS

For the year ended December 31, 2010 we recognized revenue of approximately $3,058,000 and expenses of approximately $4,788,000 resulting in net loss of approximately $1,730,000.   The net loss is due in part to a decrease in lease revenue during 2010 due to more lease agreements ending during 2010 and not being replaced with as many new equipment acquisitions.  These increases were partially offset by decreases in operating expenses of approximately $533,000 for the year ended December 31, 2010.

We have 201 leases that generated lease revenue of approximately $2,727,000 during 2010.  Management expects to add new leases to our portfolio throughout 2011, funded primarily through debt.

Lease revenue decreased to approximately $2,727,000 for the year ended December 31, 2010 from approximately $5,468,000 for the year ended December 31, 2009. This decrease was primarily due to more lease agreements ending during 2010 and not being replaced with as many new equipment acquisitions.

For the years ended December 31, 2010 and 2009, we recognized interest income of $41,000, and $113,000, respectively, as a result of interest earned on finance leases and cash deposited in our bank accounts.  The amount in such accounts, and therefore the interest income therefrom, will fluctuate throughout 2011 due to many factors, including the pace of equipment acquisitions and distributions.

For the years ended December 31, 2010, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operations.  These expenses decreased to approximately $746,000 during 2010 from $1,279,000 in 2009.  This decrease is primarily attributable to a lower allocation of management fees and other expenses by the General Partner to increase cash flows during 2010.

We pay an equipment management fee to our General Partner for managing our equipment portfolio.  In July of 2010, the equipment management fee was reduced to 2.5% from 5% of the gross lease revenue attributable to equipment that is subject to operating leases.  The equipment management fee for finance leases is 2% of the gross lease revenue attributable to that equipment.  For the year ended December 31, 2010 the equipment management fee decreased to approximately $111,000 from approximately $273,000 for the year ended December 31, 2009 which is attributable to the decrease in lease revenue and the reduction of operating lease equipment management fees to 2.5% from 5% during 2010.

For the year ended December 31, 2010, interest expense decreased to approximately $19,000 from approximately $57,000 for the year ended December 31, 2009.  This decrease is a result of debt obligations reaching full amortization during 2010 and additional debt obligations not being assumed until the fourth quarter of 2010.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees.  For the years ended December 31, 2010 and 2009, these expenses were approximately $3,814,000 and $5,949,000, respectively. This increase was due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new equipment purchases during 2010, as well as the Partnership recording an impairment charge of approximately $15,000 at December 31, 2010.

NET INCOME/LOSS

Net loss decreased to approximately $1,730,000 for the year ended December 31, 2010 from $1,953,000 for the year ended December 31, 2009. The changes in net loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A:                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8:                      FINANCIAL STATEMENTS

Our financial statements, including selected quarterly financial data for the fiscal years ended December 31, 2010 and 2009 and the reports thereon of Asher & Company, Ltd, are included in this annual report.

ITEM 9:                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NOT APPLICABLE

ITEM 9A:                   CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of December 31, 2010, which is the end of the period covered by this Annual Report on Form 10-K.  Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated subsidiaries, is made known to these officers by our and our consolidated subsidiaries other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2010. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2010, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to final rule of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

ITEM 9B:                      OTHER INFORMATION

NOT APPLICABLE

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership does not have any Directors or executive officers.

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993.  The General Partner also acts as the General Partner Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund VI and Commonwealth Income & Growth Fund VII and is the manager of several private entities.  The principal business office of the General Partner is Brandywine Bldg. One, Suite 200, 2 Christy Drive, Chadds Ford, PA 19317, and its telephone number is 484-785-1480.  The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations.  The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner.  The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

The directors and officers of the General Partner and key employees of CCC and its subsidiary Commonwealth Capital Securities Corp. ("CCSC"), are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of CCC, CCSC, & CIGF, Inc.

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc., Executive Vice President of CCSC and President of CCC and CIGF, Inc.

Gregory M. Lorenz	President of CCSC

Lynn A. Franceschina	Director and Chief Operating Officer of CCC, CCSC & CIGF, Inc.; Executive Vice President of CCC and CIGF Inc.; Senior Vice President of CCSC

William Pieranunzi III	Director of CCC

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC, Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC

James Pruett	Senior Vice President and Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Senior Vice President and Broker-Dealer Relations Manager of CCC, CCSC & CIGF, Inc.

Richard G. Devlin III	Vice President and General Counsel of CCC, CCSC & CIGF, Inc.

David W. Riggleman	Vice President and Portfolio Manager of CCC and CIGF, Inc.

Edmond J. Enderle	Vice President and Controller of CCC, CCSC, & CIGF, Inc.

Donna Abbott	Vice President and Investor Services Manager of CCC, CCSC & CIGF, Inc.

Lisa Renshaw	Vice President, National Sales Manager of CCC and CIGF, Inc.

    Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 51, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp.  Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO.  Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing and Finance Association, the Real Estate Investment Securities Association, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee.  Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

      Henry J. Abbott, age 60, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, the Real Estate Investment Securities Association and the Investment Program Association.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

  Gregory M. Lorenz, age 48, joined Commonwealth Capital Securities Corp. as its President in August 2010, and became a registered principal on October 8, 2010.  Prior to joining Commonwealth Capital Securities Corp., Mr. Lorenz served as a Financial Advisor with Allstate Financial Services from November 2009 to August 2010. His background also includes running his own fee-only financial planning practice from November 2003 to November 2006, and serving as a Financial Advisor for UBS Financial Services from November 2006 to August 2007 and E*Trade Securities from February 2008 to May 2009.  Prior to his employment with the above firms, Mr. Lorenz served as a Portfolio Manager for nine years, five of which were spent managing 17 separate Income & Growth Funds for Commonwealth Capital Corp., where he worked from 1994 to 1998.  Mr. Lorenz has been a requested speaker at several esteemed conferences and organizations, including the Wheat First Butcher Singer (currently Wells Fargo Advisors) Direct Investment Leadership Conference, the Equipment Leasing and Finance Association and the American Society of Appraisers. He has also written articles and been quoted in various publications including Euromoney, Computerworld and The Equipment Leasing & Asset-Based Borrowing Report.  Mr. Lorenz’s areas of expertise include investment, education, insurance, retirement and estate planning.  Mr. Lorenz earned his CERTIFIED FINANCIAL PLANNER™ credentials in June 2005, received his Certificate in Financial Planning from Texas A&M University, Commerce, TX, and attended Orange Coast College, Costa Mesa, CA. He holds his Series 7 General Securities Representative License, Series 66 Registered Investment Advisor Representative License, Series 39 Direct Participation Program Principal’s License and the California Department of Insurance Life & Health and Variable Contracts Licenses.

    Lynn Franceschina , age 39, joined Commonwealth in 2001 as Vice President and Accounting Manager.  In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates.  She was named as a director of CCC and its affiliates in June 2006.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation.  Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University.  Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman.  Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter.  Ms. Franceschina holds her FINRA Series 22, 63, and 39 licenses.  She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, the Real Estate Investment Securities Association and the Institute of Management Accountants.

    William Pieranunzi III, age 53, joined Commonwealth in November 2007 as President of CCSC, the broker/dealer affiliate.  As President, Mr. Pieranunzi was responsible for managing due diligence and broker/dealer development, as well as coordination of the national marketing effort, syndication and product development.  Mr. Pieranunzi was elected to the Board of Directors of the parent and its affiliates on January 1, 2008.  In August 2009, Mr. Pieranunzi resigned as President of CCSC, but remains a director of CCC and CCSC. Mr. Pieranunzi currently holds his FINRA series 22 and 63 licenses.  Prior to Commonwealth, Mr. Pieranunzi in September 2005 co-founded and was Chief Executive Officer and President of Jing Tsai Entertainment Company, Ltd. in Foshan, Guangdong Province, China; Foshan’s premiere entertainment company through multiple 99KTV Store Locations.  He retains his titles and continues to serve on the board of Jung Tsai.  Prior to that, from 1996-2004, Mr. Pieranunzi was a private investor. From 1984-1995, Mr. Pieranunzi worked at PLM International, then a $1.4 billion publicly traded worldwide provider of transportation equipment and related financial services. He joined PLM as a junior wholesaler and in 1994 became Executive Vice President.  Prior to that, from 1981 to 1984 Mr. Pieranunzi worked at Mutual Benefit Financial Services Company, the registered broker/dealer of Mutual Benefit Life Insurance Company where he was manager of the mutual funds and pension divisions.  Mr. Pieranunzi is a Magna Cum Laude, Beta Gamma Sigma graduate of Boston College’s School of Management. Mr. Pieranunzi is a member of the Equipment Leasing and Finance Association, the Eastern Association of Equipment Lessors, the Investment Program Association, the National Association of Equipment Leasing Brokers, and the Financial Planners Association.

    Jay Dugan, age 62, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006.  Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

    Peter Daley, age 70, joined Commonwealth in June 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

  James Pruett, age 45, joined Commonwealth in 2002 as an Executive Assistant.  Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    Mark Hershenson, age 45, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007.  Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College.  He holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    Richard G. Devlin, age 39, joined Commonwealth in October 2006 as Vice President and General Counsel.  Mr. Devlin is responsible for all syndication and Blue Sky activities, FINRA and SEC registrations, contract administration and general legal matters as head of the Legal Department.  Mr. Devlin also assists with broker-dealer compliance functions. Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University in Washington, DC.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania, and holds his FINRA Series 22 and 63 Licenses.  Mr. Devlin is also a member of the Website Committee and the Disaster Recovery Committee and is a member of the Equipment Leasing and Finance Association, the Real Estate Investment Securities Assocation and the Investment Program Association.

    David W. Riggleman, age 48, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008.  Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland.  At Raymond James, he served as a Branch Owner in the Advisor Select Program.  He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management.  From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason.  While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million.  He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000.  From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million.  Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

    Edmond J. Enderle, age 64, joined Commonwealth in August 2006 as Vice President and Controller.  Mr. Enderle is responsible for regulatory filings, internal controls, budgeting, forecasting, cash flow projections and all accounting related to syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked most recently at Sunoco Logistics Partners, LP located in Philadelphia where from February 2002 to August 2006, he served as the Accounting Manager. This company boasted $4.5 billion in revenue, and here Mr. Enderle was, responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process, ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, from September 1985 through January of 2002, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics an Operator of 5 Oil Refineries) as a Senior Accountant in the Supply Chain department, where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting.  Mr. Enderle attended St. Josephs University in Philadelphia and holds a BS in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation.

     Donnamarie D. Abbott, age 52, joined Commonwealth in 2001 as an Investor Services Specialist and Assistant Office Manager. She was named Investor Services Manager in April 2005 and as Vice President of the parent and its affiliates in April 2006.  Ms. Abbott is responsible for management of daily operations in Investor Services, from pre-formation stage through issuance of investors’ final distribution, communication, audited financial report, including fund masters, blue sky coordination, subscription processing, distributions, transfers of interest, redemptions, reporting and tax reporting.  Ms. Abbott is a member of the Office Development Committee, the Website Committee and the Disaster Recovery Committee.  Ms. Abbott holds her FINRA Series 22 and 63 licenses.  Prior to joining Commonwealth, Ms. Abbott served as a Pennsylvania licensed realtor.  Ms. Abbott is a member of the Equipment Leasing and Finance Association and a member of the Investment Program Association.

    Lisa Renshaw, age 52, joined Commonwealth in November 2006 and serves as Vice President and National Sales Manager of CCC. Ms. Renshaw, based in Wilmington, North Carolina, brings over twenty years of leasing experience to CCC and is responsible for spearheading lease acquisitions efforts and is the primary liaison with Lessors in the Eastern United States. Ms Renshaw will continue to strengthen CCC’s relationships and customer base on the east coast. Previously, Ms. Renshaw was employed by IBM Global Finance from 2002 to November 2006 with responsibilities for pricing lease transactions. She supported IGF sales representatives in the East and Central region as well as third party business partners and IBM Global Services by structuring FMV leases, upgrades, extensions, hybrids and migrations.  Prior to IGF, Ms. Renshaw owned her own company, Carrier Capital Resources, from 1992 to 2002, where she brokered lease transactions between lessors and funding sources on a nationwide basis.  During this time, Ms. Renshaw also served on the Board of Directors of the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors).  Prior to 1992, Ms. Renshaw was employed by IBJ Schroeder Bank and Trust (1987 – 1992); PKFinans (1985-1987); Citibank (1981-1985); Playtex (1979 to 1981); Penn Life Insurance (1977-1979); and Greenbelt CARES (1976-1977).  Married with two children, Ms. Renshaw earned her BA in psychology from American University, graduating Cum Laude in 1976.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2010	AMOUNT INCURRED DURING 2009

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
		$680,000	$1,158,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2010, the remaining balance of prepaid acquisition fees was approximately $41,000, which will be earned in future periods.	$25,000	$125,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates.	$4,000	$-

The General Partner
Equipment Management Fee. The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases through June 30, 2010 and 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases effective July 1, 2010 through December 31, 2010.
		$111,000	$273,000

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
		$16,000	$9,000
The General Partner	Partnership Interest. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of cash available for distribution until the Limited Partners have received distributions of cash available for Distribution equal to their capital contributions plus the 10% cumulative return and thereafter, the General Partner will receive 10% of cash available for distribution.	$25,000	$25,000

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

“Capital Account” means the separate account established for each Partner pursuant to Section 4.1 of the Partnership Agreement.

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

“Code” means the Internal Revenue Code of 1986, as amended, and as may be amended from time to time by future federal tax statutes.

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

“Equipment” means each item of and all of the technology equipment and other similar capital equipment purchased, owned, operated, and/or leased by the Partnership or in which the Partnership has acquired a direct or indirect interest, as more fully described in the Partnership Agreement, together with all appliances, parts, instruments, accessories, furnishings, or other equipment included therein and all substitutions, renewals, or replacements of, and all additions, improvements, and accessions to, any and all thereof.

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

ITEM 14:                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, were approximately $79,000 and $90,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2010 and 2009 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

The aggregate fees billed in the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance; tax advice and tax planning for that fiscal year, were approximately $0 and $16,000, respectively.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2010 and 2009 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2010 other than fees related to audit or tax compliance services.

PART IV

ITEM 15:                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf March 31, 2011 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2011:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund V

Financial Statements
For the years ended December 31, 2010 and 2009

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund V
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund V (“Partnership”) as of December 31, 2010 and 2009 and the related statements of operations, Partners’capital and cash flows for each of the years in the two-year period ended December 31, 2010. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund V as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
March 31, 2011

 Commonwealth Income &
Growth Fund V

Balance Sheets

	December 31,	December 31,
	2010	2009

ASSETS
Cash	$79,118	$556,766
Lease income receivable, net of reserve of approximately $141,000 and $58,000 at December 31, 2010 and December 31, 2009, respectively	287,131	360,920
Accounts receivable, Commonwealth Capital Corp.	75079	-
Accounts receivable, affiliated limited partnerships	-	10,869
Other receivables	11,973	16,559
Prepaid expenses	4,202	4,447
	457,503	949,561

Technology equipment, at cost	17,888,633	22,568,787
Accumulated depreciation	(14,834,770)	(16,197,086)
	3,053,863	6,371,701

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $145,000 and $353,000 at December 31, 2010 and December 31, 2009, respectively	92,705	160,798
Prepaid acquisition fees	41,308	55,491
	134,013	216,289

Total Assets	$3,645,379	$7,537,551

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$216,721	$145,883
Accounts payable, General Partner	260,693	54,394
Accounts payable, Commonwealth Capital Corp.	-	20,748
Other accrued expenses	24,030	20,497
Unearned lease income	187,239	222,701
Notes payable	356,976	260,986
Total Liabilities	1,045,659	725,209

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	2,598,720	6,811,342
Total Partners' Capital	2,599,720	6,812,342

Total Liabilities and Partners' Capital	$3,645,379	$7,537,551

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund V

Statements of Operations

Years ended December 31,
	2010	2009

Revenue
Lease	$2,726,878	$5,467,913
Interest and other	40,751	112,976
Gain on sale of computer equipment	290,758	38,403
Total revenue	3,058,387	5,619,292

Expenses
Operating, excluding depreciation	745,952	1,279,329
Equipment management fee, General Partner	111,245	273,395
Interest	18,901	57,101
Depreciation	3,717,809	5,737,601
Amortization of equipment acquisition costs and deferred expenses	95,853	211,687
Bad debt expense	98,973	13,000

Total expenses	4,788,733	7,572,113

Net (loss)	$(1,730,346)	$(1,952,821)

Net (loss) allocated to Limited Partners	$(1,755,107)	$(1,977,690)

Net (loss) per equivalent Limited Partnership unit	$(1.42)	$(1.59)

Weighted average number of equivalent limited partnership units outstanding during the period	1,238,997	1,243,603

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund V

Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2009	50	1,245,852	$1,000	$11,288,864	$11,289,864
Net income (loss)	-	-	24,869	(1,977,690)	(1,952,821)
Redemptions		(3,606)	-	(37,679)	(37,679)
Distributions	-	-	(24,869)	(2,462,153)	(2,487,022)
Balance, December 31, 2009	50	1,242,246	$1,000	$6,811,342	$6,812,342
Net income (loss)	-	-	24,761	(1,755,107)	(1,730,346)
Forgiveness of payables	-	-	-	34,939	34,939
Redemptions	-	(4,806)	-	(41,214)	(41,214)
Distributions	-	-	(24,761)	(2,451,240)	(2,476,001)
Balance, December 31, 2010	-	1,237,440	$1,000	$2,598,720	$2,599,720

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund V

Statements of Cash Flows

Years ended December 31,
	2010	2009

Cash flows from operating activities
Net (loss)	$(1,730,346)	$(1,952,821)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation and amortization	3,813,662	5,949,288
(Gain) on sale of equipment	(290,758)	(38,403)
Bad debt expense	98,973	13,000
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(267,010)	(1,290,491)
Changes in assets and liabilities
Lease income receivable	(25,183)	(53,379)
Other receivable, General Partner	-	18,516
Accounts receivable, Commonwealth Capital Corp.	(60,889)	359,048
Accounts receivable, affiliated limited partnerships	10,869	(10,569)
Other receivables	4,586	(16,559)
Prepaid expenses	245	1,975
Accounts payable	70,838	(211,868)
Accounts payable, General Partner	206,299	13,282
Accounts payable, Commonwealth Capital Corp.	-	20,748
Unearned lease income	(35,462)	80,498
Other accrued expenses	3,533	9,195
Net cash provided by operating activities	1,799,357	2,891,460

Cash flows from investing activities
Capital expenditures	(390,728)	(3,117,838)
Equipment acquisition fees paid to the General Partner	(10,018)	-
Net proceeds from the sale of computer equipment	495,813	254,142
Net cash provided by (used in) investing activities	95,067	(2,863,696)

Cash flows from financing activities
Redemptions	(41,214)	(37,679)
Distributions to partners	(2,476,001)	(2,487,022)
Borrowing on notes payable	148,702	-
Debt placement fee paid to General Partner	(3,559)	-
Net cash (used in) financing activities	(2,372,072)	(2,524,701)

Net (decrease) in cash	(477,648)	(2,496,937)

Cash at beginning of year	556,766	3,053,703

Cash at end of year	$79,118	$556,766

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund V

Notes to Financial Statements

1.  Business

Commonwealth Income & Growth Fund V (the “Partnership”) is a limited partnership organized in the Commonwealth of Pennsylvania in May 2003.  The Partnership offered for sale up to 1,250,000 units of limited partnership interest at the purchase price of $20 per unit (the “offering”).  The Partnership reached the minimum amount in escrow and commenced operations on March 14, 2005.  As of February 24, 2006, the Partnership was fully subscribed.

During the year ended December 31, 2010 limited partners redeemed 4,806 units of partnership interest for a total redemption price of approximately $41,000 in accordance with the terms of its Limited Partnership Agreement (the “Agreement”).

The Partnership uses the proceeds of the offering to acquire, own and lease various types of computer information technology equipment and other similar capital equipment, which is leased primarily to U.S. corporations and institutions.  Commonwealth Capital Corp. (“CCC”), on behalf of the Partnership and other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s investment objective is to acquire primarily high technology equipment.  Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of information technology processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.  The Partnership also acquires high technology medical and telecommunications equipment. The Partnership’s general partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The market for high technology medical equipment is growing each year.  Generally this type of equipment will have a longer useful life than other types of technology equipment.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

The Partnership’s general partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), Real Estate Investment Securities Association (REISA), Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).   Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated or extended pursuant to the terms of the Agreement the Partnership will continue until February 4, 2017.

Allocations of income and distributions of cash are based on the Agreement.  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During years ended December 31, 2010 and 2009, annual cash distributions to limited partners were made at a rate of approximately 10% of their original contributed capital.  Distributions during the years ended December 31, 2010 and 2009 were made to limited partners in the amount of approximately $1.98 for both years, per weighted average number of limited partnership units outstanding during the year.

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

Disclosure of Fair Value of Financial Instruments

Fair Value Measurements
The Partnership applies the provisions included in the Fair Value Measurements and Disclosures Topic to all financial and non-financial assets and liabilities. This Topic emphasizes that fair value is a market-based measurement, not an entity-specific measurement. It clarifies that fair value is an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The Topic requires the use of valuation techniques to measure fair value that maximize the use of observable inputs and minimize use of unobservable inputs. These inputs are prioritized as follows:

●	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities.

●
Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

●	Level 3: Unobservable inputs for which there is little or no market data and which require internal development of assumptions about how market participants price the asset or liability.

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2010 and 2009. Fair Value Measurements on a nonrecurring basis as of December 31, 2010 are as follows:

		Fair Value Measurements Using Fair Value Hierarchy
	Fair Value as of December 31, 2010
		Level 1	Level 2	Level 3
Assets
Technology equipment	$100,000	$—	$—	$100,000

Technology equipment is measured at fair value on a non-recurring basis in conjunction with the Partnership's impairment analysis. An impairment charge of $14,505 was recorded for technology equipment written down to fair value in 2010. The fair value of the equipment is calculated using income and market approaches. The income approach utilized discounted cash flows based on inputs classified as level 3, within the fair value hierarchy. The primary inputs for the cash flow models were estimates of cash flows from lease revenue and expected residual values, as determined by management. The fair value of the technology equipment under the market approach was determined using quoted market prices and other market information for similar assets. There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2009.

Fair Value disclosures of financial instruments not recorded at fair value on the balance sheet

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  The partnership holds no financial instruments, except notes payable. Carrying value of financial instruments reported in the accompanying balance sheets for cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2010 and 2009 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2010 and 2009 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of December 31, 2010 and  2009.

Revenue Recognition

Through December 31, 2010, we have solely entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Intangible Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives based on the original term of the lease and loan, respectively.  Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

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

Reimbursable Expenses

Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  For example, if a partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, including mailing and printing costs will be allocated to that partnership.  Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation.  Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis and staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs.  For the Partnership, all reimbursable items are expensed as they are incurred.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners’ capital transactions.

Accounts Receivable

The Partnership monitors accounts receivable to ensure timely and accurate payment by lessees.  Its Lease Relations department is responsible for monitoring accounts receivable and, as necessary, resolving outstanding invoices. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers.

Cash

At December 31, 2010, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $84,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2010, the total cash bank balance was fully insured.

At December 31, 2009, cash was held in two bank accounts maintained at one institution with an aggregate cash balance of approximately $1,052,000 and FDIC insured for $250,000 , leaving an uninsured balance of approximately $802,000.

The Partnership deposits its funds with a large banking institution.  We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2011 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

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

Recent Accounting Pronouncements

In January 2011, the FASB issued ASU No. 2011-01 (“ASC Update 2011-01”), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This ASU temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  This update is not expected to impact the Partnership’s current accounting and reporting practices.

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

In July 2010, the FASB issued Accounting Standards Update No. 2010-20 (“ASC Update 2010-20”) Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The purpose of this ASU is to improve transparency in financial reporting by public and nonpublic companies that hold financing receivables, which include loans, lease receivables, and other long-term receivables.  This ASU requires additional disclosures to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses.  For public companies, the amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  This ASU was adopted during the fourth quarter of 2010.  The new disclosures required by this ASU are included in Note 3 of the Partnership’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (“ASC Update 2010-06”) Improving Disclosures about Fair Value Measurements, to enhance the usefulness of fair value measurements. ASU 2010-06 amends the disclosures about fair value measurements in FASB Accounting Standards Codification (ASC) 820-10, Fair Value Measurements and Disclosures.  The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. During the first quarter of 2010, the Partnership adopted this ASU. The adoption of this standard did not have a material impact on the Partnership’s financial statements.

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

3. Information Technology, Medical Technology, Telecommunications Technology and other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 36 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

The Partnership recorded impairment charges of approximately $15,000 and $110,000 for the years ended  December 31, 2010 and 2009 respectively. These amounts are included in depreciation expense in the accompanying financial statements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company.  For the years ended December 30, 2010 and 2009, the Partnership incurred remarketing fees of approximately $130,000 and $108,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the equipment in which it participates with other partnerships at December 31, 2010 was approximately $12,017,000 and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2010 was approximately $37,219,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2010 was approximately $335,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2010 was approximately $1,374,000.

The Partnership’s share of the equipment in which it participates with other partnerships at December 31, 2009 was approximately $11,564,000 and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2009 was approximately $34,907,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2009 was approximately $201,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2009 was approximately $973,000.

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

The following is a schedule of future minimum rentals on noncancelable leases at December 31, 2010:

Year Ending December 31,	Amount

2011	$1,272,000
2012	342,000
2013	62,000
$1,676,000

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue for the year ended December 31:

2010
Government Employees Insurance Company	21%

2009
Government Employees Insurance Company	35%
Chrysler Corporation	12%

Lessees equal to or exceeding 10% of accounts receivable at December 31:

2010
Chrysler Corporation	33%
Allied Health Care	27%

2009
Chrysler Corporation	63%

5.  Related Party Transactions

Receivables/Payables

As of December 31, 2010 the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

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

Equipment acquisition fee
The General Partner earns an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof, or sale under a conditional sales contract.   At December 31, 2010, the remaining balance of prepaid acquisition fees was approximately $41,000, which is expected to be earned in future periods.

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

For the years ended December 31, 2010 and 2009 we incurred the following fees:

	2010	2009

Reimbursable expenses	$680,000	$1,158,000
Equipment acquisition fee	$24,000	$125,000
Debt placement fee	$4,000	$-
Equipment management fee	$111,000	$273,000
Equipment liquidation fee	$16,000	$9,000

6.  Notes Payable

Notes payable consisted of the following amounts:

	December 31, 2010	December 31, 2009

Installment notes payable to banks; interest ranging from 5.40% to 5.85% due in quarterly installments of $23,643 and $31,661, including interest, with final payments from January through July 2010	$-	$115,000

Installment note payable to bank; interest at 5.75% due in quarterly installments of $22,756 including interest, with final payment in January 2011	22,000	109,000

Installment note payable to bank; interest at 6.21%, due in monthly installments of $1,368, including interest, with final payment in May 2012	22,000	37,000

Installment notes payable to bank; interest rates ranging from 5.89% to 7.50%, due in monthly installments of $7,104 and $6,666, including interest, with final payment in April 2013	313,000	-
	$357,000	$261,000

The notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate payments of notes payable for each of the periods subsequent to December 31, 2010 are as follows:

Year Ending December 31,

2011	$187,000
2012	144,000
2013	26,000
$357,000

7.  Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2010	2009

Forgiveness of related party payables recorded as a capital transaction	$ 35,000	-

Debt assumed in connection with purchase of computer equipment	$214,000	$-

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$25,000	$125,000

During the year ended December 31, 2010, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $82,000. In 2009, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $377,000 and previously reserved accounts receivable in the amount of approximately $70,000. Additionally, in 2009, the Partnership wrote-off obsolete equipment with a net book value of approximately $55,000.

8. Commitments and Contingencies

Allied Health Care
On June 18, 2010, Commonwealth Capital Corp. (the parent of our general partner) filed suit on our behalf against Allied Health Care Services Inc. (“Allied”).  Allied is a lessee of medical equipment, and has failed to make its monthly lease payments since March 2010.  Our suit for breach of contract against Allied and its owner, Charles K. Schwartz, pursuant to a partial personal guaranty, was filed in the U.S. District Court for the District of New Jersey (Case No 2:10-cv-03135), seeking payment of all outstanding rents, the value of leased equipment, and all costs of collection, including attorney’s fees.

On August 19, 2010 our suit was automatically stayed when an involuntary petition for relief under Chapter 7 of the Bankruptcy Code was filed against Allied in the U.S. Bankruptcy Court for the District of New Jersey.  On September 3, 2010, Charles Schwartz, the owner of Allied, was arrested by the FBI for alleged mail fraud in connection with his medical equipment leasing business.  Additionally, Commonwealth was one of the petitioning creditors in an involuntary Chapter 7 bankruptcy petition filed against Mr. Schwartz personally on September 17, 2010, in the same court.

In an effort to reduce potential loss related to the Allied matter, our General Partner ceased booking revenues on the Allied leases completely in July 2010, thereby eliminating future equipment management fees on the Allied leases.

Due to the bankruptcy proceedings, management can not determine, at this time, the status of the equipment leased to Allied or the amounts that may ultimately be paid to us from the bankruptcy estates.   The timeline for identifying and recovering assets is uncertain, with resolution depending in large part upon the Trustee’s resolution of certain legal disputes and the cooperation of the various parties involved.  Due to the complexity of the alleged fraud and the number of parties involved, we expect that completion of asset recovery and distribution to creditors will take in excess of twelve months.

Our share of exposure related to the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $813,000 as of December 31, 2010 net of a reserve taken against substantially all the receivables.

MobilePro Corp./City of Tempe, AZ
In August 2007, MobilePro Corp., defaulted on lease payments for Wi-Fi equipment owned by the Partnership and other affiliate funds.  We were able to partially recover unpaid amounts by retaining cash collateral in the form of security deposits, which covered approximately eight months of additional rent. Subsequently, on February 10, 2009, Commonwealth Capital Corp. filed suit on our behalf against MobilePro and other related parties for collection, in the US District Court for the District of Arizona.

Simultaneously, Commonwealth also filed suit against the City of Tempe, Arizona in order to seek access to our equipment, so that we could repossess and remarket it, as Tempe had denied us access.  On March 27, 2009, the City of Tempe filed a response and counterclaim, seeking an unspecified amount for the use of the right-of-way on the utility poles where the equipment is located, as well as an unspecified fee for electricity used by the equipment, and the city was additionally seeking ownership of the equipment. We believed both counterclaims were without merit for several reasons and continued our efforts to enforce our rights to the equipment.

Commonwealth settled the proceedings with MobilePro on February 26, 2010, when MobilePro agreed to the entry of judgment against it in the amount of $904,620, representing the principal unpaid balance of rental payments owed to us and other affiliated Commonwealth entities.  We continue to attempt to enforce the judgment by seeking attachable assets of MobilePro. Mediation was held with the City of Tempe on February 28, 2011, although the parties were unable to reach an acceptable settlement.  Therefore, a trial date of May 16, 2011 has been set by the court.  The only remaining claim for trial is Tempe’s claim against Commonwealth for unjust enrichment, which Commonwealth feels is without merit and intends to defend vigorously. To date, we have taken reserves against all outstanding rentals. While we believe that an unfavorable outcome in this case is unlikely, we believe that if an adverse judgment were rendered, the judgment could be in the range of $250,000 to $700,000.

9.  Reconciliation of Net (Loss) Reported for Financial Reporting Purposes to Taxable (Loss) on the Federal Partnership Return

Year ended December 31,	2010	2009

Net (loss) for financial reporting purposes to taxable (loss)	$(1,730,346)	$(1,952,821)
Adjustments
Gain (loss) on sale of computer equipment	(1,208,707)	(427,018)
Depreciation	(353,797)	(379,494)
Amortization	76,434	161,869
Unearned lease income	(35,462)	80,498
Penalties	3,746	6,706
Bad debts	12,787	27,598
Other	12,283	(36,678)

Taxable (loss) on the Federal
Partnership return	$(3,223,062)	$(2,519,340)

The “Adjustments – Other” includes financial statement adjustments reflected on the tax return in the subsequent year.

Adjustment or loss on sale of equipment is due to longer useful lives for tax reporting purposes.

10.  Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the year ended December 31, 2010 is as follows:

	Quarter ended
	March 31	June 30	September 30	December 31

2010

Revenues
Lease and other	$963,574	$782,474	$568,095	$453,486
Gain on sale of computer	82,096	9,043	161,754	37,865
equipment
Total revenues	1,045,670	791,517	729,849	491,351

Total costs and expenses	1,427,383	1,277,784	1,116,941	966,625

Net (loss)	$(381,713)	$(486,267)	$(387,092)	$(475,274)
Net (loss) allocated to limited partners	$(387,909)	$(492,460)	$(393,278)	$(481,460)
Net (loss) per limited partner unit	$(0.31)	$(0.40)	$(0.32)	$(0.39)

Summarized quarterly financial data for the year ended December 31, 2009 is as follows:

	Quarter ended
	March 31	June 30	September 30	December 31

2009

Revenues
Lease and other	$1,548,653	$1,470,988	$1,366,740	$1,194,508
Gain on sale of computer	1,486	17,674	(2,120)	21,363
equipment
Total revenues	1,550,139	1,488,662	1,364,620	1,215,871

Total costs and expenses	1,924,799	1,958,456	1,944,527	1,744,331

Net (loss)	$(374,660)	$(469,794)	$(579,907)	$(528,460)
Net (loss) allocated to limited partners	$(380,887)	$(476,010)	$(586,122)	$(534,671)
Net (loss) per limited partner unit	$(0.30)	$(0.38)	$(0.46)	$(0.45)