Form 10-Q
period 2011-03-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2011-05-16
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 or

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

FORM 10-Q
March 31, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$404,288	$79,118
Lease income receivable, net of reserve of approximately $141,000 at March 31, 2011 and December 31, 2010	194,531	287,131
Accounts receivable, Commonwealth Capital Corp.	-	75,079
Accounts receivable, affiliated limited partnerships	11,973	11,973
Prepaid expenses	4,355	4,202
	615,147	457,503

Technology equipment, at cost	16,884,369	17,888,633
Accumulated depreciation	(14,387,432)	(14,834,770)
	2,496,937	3,053,863

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $143,000 and $145,000 at March 31, 2011 and December 31, 2010, respectively	76,267	92,705
Prepaid acquisition fees	39,210	41,308
	115,477	134,013

Total Assets	$3,227,561	$3,645,379

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$243,705	$216,721
Accounts payable, General Partner	328,883	260,693
Accounts payable, Commonwealth Capital Corp.	79,232	-
Other accrued expenses	337,583	24,030
Unearned lease income	79,688	187,239
Notes payable	300,828	356,976
Total Liabilities	1,369,919	1,045,659

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	1,856,642	2,598,720
Total Partners' Capital	1,857,642	2,599,720

Total Liabilities and Partners' Capital	$3,227,561	$3,645,379

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenue
Lease	$409,714	$937,180
Interest and other	3,840	26,394
Gain on sale of computer equipment	45,308	82,096
Total revenue	458,862	1,045,670

Expenses
Operating, excluding depreciation	209,885	268,561
Equipment management fee, General Partner	10,243	46,859
Interest	4,916	3,701
Depreciation	503,812	1,074,139
Amortization of equipment acquisition costs and deferred expenses	18,536	34,123
Total expenses	747,392	1,427,383

Net (loss)	$(288,530)	$(381,713)

Net (loss) allocated to Limited Partners	$(289,952)	$(387,909)

Net (loss) per equivalent limited partnership unit	$(0.23)	$(0.31)

Weighted average number of equivalent limited partnership units outstanding during the period	1,237,425	1,241,923

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the three months ended March 31, 2011
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2011	50	1,237,440	$1,000	$2,598,720	$2,599,720
Net income (loss)	-	-	1,422	(289,952)	(288,530)
Redemptions	-	(832)	-	(5,299)	(5,299)
Distributions	-	-	(1,422)	(446,827)	(448,249)
Balance, March 31, 2011	50	1,236,608	$1,000	$1,856,642	$1,857,642

	see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Three Months ended
	March 31, 2011	March 31, 2010

Net cash provided by operating activities	$680,295	$408,613

Investing activities:
Capital expenditures	(52,451)	(127,499)
Net proceeds from the sale of computer equipment	150,874	103,047
Net cash provided by (used in) investing activities	98,423	(24,452)

Financing activities:
Redemptions	(5,299)	(33,920)
Distributions to partners	(448,249)	(619,405)
Net cash (used in) financing activities	(453,548)	(653,325)

Net increase (decrease) in cash	325,170	(269,164)

Cash and cash equivalents at beginning of period	79,118	556,766

Cash and cash equivalents at end of period	$404,288	$287,602

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

During the three months ended March 31, 2011 limited partners redeemed 832 units of the partnership for a total redemption price of approximately $5,000 in accordance with the terms of the limited partnership agreement.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2010 has been prepared from the books and records without audit.  Financial information as of December 31, 2010 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2011.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2011 and December 31, 2010.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2011 and December 31, 2010 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of March 31, 2011 and December 31, 2010.

Cash and cash equivalents

At March 31, 2011 cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $408,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At March 31, 2011, the total cash bank balance was as follows:

At March 31, 2011
Total bank balance	$408,000
FDIC insured	(331,000)
Uninsured amount	$77,000

The Partnership mitigates the risk of holding uninsured deposits by only depositing funds with major a financial institution.  The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange.  The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2011 due to many factors, including the pace of additional cash receipts, equipment acquisitions and distributions to investors.

Recent Accounting Pronouncements

In April of 2011, the FASB issued ASU No. 2011-03 (“ASC Update 2011-03”), Reconsideration of Effective Control for Repurchase Agreements. This ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this Update are effective for the fiscal quarters and years that start on or after December 15, 2011. Early adoption is not permitted. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In April 2011, the FASB issued ASU No. 2011-02 (“ASC Update 2011-02”) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The additional guidance is intended to create additional consistency in the application of generally accepted accounting principles (GAAP) for debt restructuring.  The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In January 2011, the FASB issued ASU No. 2011-01 (“ASC Update 2011-01”), Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.  This ASU temporarily delays the effective date for public entities of the disclosures about troubled debt restructurings (TDRs) in ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages  potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the three months ended March 31, 2011 and 2010, the Partnership incurred remarketing fees of approximately $16,000 and $23,000, respectively. For the three months ended March 31, 2011 and 2010 the Partnership paid approximately $30,000 and $12,000, respectively, in such fees.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.    The Partnership’s share of the equipment in which it participates with other partnerships at March 31, 2011 was approximately $12,070,000 and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2011 was approximately $37,429,000.  The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2011 was approximately $282,000. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2011 was approximately $1,130,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend higher for the remainder of 2011 as the Partnership builds its portfolio.

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2011:

Amount
Nine Months ended December 31, 2011	$808,000
Year ended December 31, 2012	342,000
Year ended December 31, 2013	63,000
$1,213,000

4. Related Party Transactions

Receivables/Payables

As of March 31, 2011, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Three months ended March 31,	2011	2010

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$180,000	$227,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2011, the remaining balance of prepaid acquisition fees was approximately $39,000, which is expected to be earned in future periods.	$2,000	$5,000

Equipment management fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010.
	$10,000	$47,000

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
	$5,000	$2,500

5. Notes Payable

Notes payable consisted of the following amounts:

	March 31, 2011	December 31, 2010

Installment note payable to bank; interest at 5.75% due in quarterly installments of $22,756 including interest, with final payment in January 2011	-	22,000

Installment note payable to bank; interest at 6.21%, due in monthly installments of $1,368, including interest, with final payment in May 2012	18,000	22,000

Installment note payable to bank; interest ranging from 5.89% to 7.50%, due in monthly installments of $7,104 and $6,666, including interest, with final payment in April 2013	283,000	313,000
	$301,000	$357,000

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2011 are as follows:

Amount
Nine months ending December 31, 2011	$131,000
Year ended December 31, 2012	144,000
Year ended December 31, 2013	26,000
$301,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31, 2011	2011	2010
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$56,000	$78,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31, 2011	2011	2010
Equipment acquisition fees earned by General Partner, upon purchase of equipment, from prepaid acquisition fees	$2,000	$5,000

At March 31, 2011, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $20,000.

7. Commitments and Contingencies

Allied Health Care Services

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

In an effort to reduce potential loss related to the Allied matter, we ceased booking revenues on the Allied leases completely in July 2010, thereby eliminating future equipment management fees on the Allied leases.

Due to the bankruptcy proceedings, management can not determine, at this time, the status of the equipment leased to Allied or the amounts that may ultimately be paid to us from the bankruptcy estates.   The timeline for identifying and recovering assets is uncertain, with resolution depending in large part upon the Trustee’s resolution of certain legal disputes and the cooperation of the various parties involved. Due to the complexity of the alleged fraud and the number of parties involved, we expect that completion of asset recovery and distribution to creditors will take place in excess of twelve months.

Our share of exposure related to the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $637,000 as of March 31, 2011 net of a reserve taken against substantially all the Allied receivables.

City of Tempe

The Partnership’s legal proceedings against the City of Tempe, Arizona remain open in Federal court in the District of Arizona.  During 2010, parties each submitted motions for summary judgment, as well as briefs in support of these motions.  Tempe’s motion for summary judgment was denied, and our motion for summary judgment was granted in part (as to an issue regarding ownership of the equipment) and denied in part by court order dated October 4, 2010. The parties were unable to settle the matter at a mediation held on February 28, 2011 and therefore a trial date of May 16, 2011 has been set by the court.  The only remaining claim is Tempe’s claim against Commonwealth for unjust enrichment, which Commonwealth feels is without merit and intends to defend vigorously.  To date, we have taken reserves against all outstanding rentals. While we believe that an unfavorable outcome in this case is unlikely, we believe that if an adverse judgment were rendered, the judgment could be in the range of $250,000 to $700,000.

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

REVENUE RECOGNITION

Through March 31, 2011, we have solely entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

We review a customer’s credit history before extending credit. In the event of a default, we may establish a provision for uncollectible accounts receivable based upon the credit risk of specific customers, historical trends or other information.

LONG-LIVED ASSETS

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset. We determined no impairment analysis was necessary at March 31, 2011 and 2010 as no impairment indicators were noted.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the three months ended March 31, 2011 was provided by operating activities of approximately $680,000 and from the proceeds from the sale of equipment of approximately $151,000.  This compares to the three months ended March 31, 2010 where our primary source of cash was from operating activities of approximately $409,000 and proceeds from the sale of equipment were approximately $103,000.

Our primary use of cash for the three months ended March 31, 2011 was for the purchase of new information technology equipment of approximately $52,000 and also for distributions to partners of approximately $448,000.  For the three months ended March 31, 2010 distributions to partners were approximately $619,000, and our capital expenditures were approximately $128,000.

Capital expenditures and distributions are expected to increase overall during the remainder of 2011, as management focuses on additional equipment acquisitions and funding limited partner distributions. We intend to invest approximately $1,950,000 in additional equipment during the remainder of 2011.  The acquisition of this equipment will be primarily funded by debt financing. Any debt service will be funded from cash flows from lease rental payments, and not from public offering proceeds.

Cash was provided by operating activities for the three months ended March 31, 2011 of approximately $680,000, which includes a net loss of approximately $289,000 and depreciation and amortization expenses of approximately $522,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $56,000. Additionally we had a gain on the sale of equipment in the amount of $45,000.  For the three months ended March 31, 2010 cash was also generated by operating activities of approximately $409,000, which includes a net loss of approximately $382,000 and depreciation and amortization expenses of approximately $1,108,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $78,000. Additionally we had a gain on the sale of equipment in the amount of $82,000.

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

At March 31, 2011 cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $408,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At March 31, 2011, the total cash bank balance was as follows:

At March 31, 2011
Total bank balance	$408,000
FDIC insured	(331,000)
Uninsured amount	$77,000

The Partnership mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions.  The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2011 due to many factors, including the pace of additional limited partner contributions, cash receipts, equipment acquisitions and distributions to limited partners.

Our investment strategy of acquiring information technology  equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of March 31, 2011, we had future minimum rentals on non-cancelable operating leases of approximately $808,000 for the balance of the year ending December 31, 2011 and approximately $405,000 thereafter.

As of March 31, 2011, our debt was approximately $301,000, with interest rates ranging from 5.89% to 7.50%, and will be payable through April 2013.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Revenue

For the three months ended March 31, 2011, we recognized revenue of approximately $459,000 and expenses of approximately $748,000, resulting in a net loss of approximately $289,000.  This net loss is primarily due to depreciation and amortization expenses for the three months ended March 31, 2011 which were greater than lease revenue for the same period.  For the three months ended March 31, 2010, we recognized revenue of approximately $1,046,000 and expenses of approximately $1,428,000, resulting in a net loss of approximately $382,000.

Our lease revenue decreased to approximately $410,000 for the three months ended March 31, 2011, from approximately $937,000 for the three months ended March 31, 2010.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended March 31, 2011.

Interest and other revenue decreased to approximately $4,000 for the three months ended March 31, 2011 from approximately $26,000 for the three months ended March 31, 2010 due to a lower miscellaneous income attributable to decreased billings for damaged equipment during the three months ended March 31, 2011.

Sale of Information Technology Equipment

We sold equipment with a net book value of approximately $105,000 for the three months ended March 31, 2011, for a net gain of approximately $45,000. This compared to equipment that we sold for the three months ended March 31, 2010 with a net book value of approximately $21,000, for a net gain of approximately $82,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $210,000 for the three months ended March 31, 2011, from approximately $269,000 for the three months ended March 31, 2010.  This decrease is primarily attributable to decreases in accounting, legal and various administrative expenses due to enhanced operating efficiencies and a decreased equipment portfolio.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $10,000 for the three months ended March 31, 2011 from approximately $47,000 for the three months ended March 31, 2010, which is consistent with the decrease in lease revenue. We also reduced the percentage from 5% to 2.5% from July 2010 going forward, which also contributes to the reduction in equipment management fees for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $522,000 for the three months ended March 31, 2011, from $1,108,000 for the three months ended March 31, 2010. This decrease was due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new equipment purchases.

Net Income (Loss)

For the three months ended March 31, 2011, we recognized revenue of approximately $459,000 and expenses of approximately $748,000, resulting in a net loss of approximately $289,000.  For the three months ended March 31, 2010, we recognized revenue of approximately $1,046,000 and expenses of approximately $1,428,000, resulting in a net loss of approximately $382,000. This change in net loss is due to a decrease in depreciation and amortization expenses due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new equipment purchases. The change is also a result of the reduction of equipment management fees from 5% to 2.5% for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. There is also an overall decrease in operating expenses due to enhanced operating efficiencies and a decreased equipment portfolio.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, have evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of March 31, 2011 which is the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures are effective to provide that (a) material information relating to us, including our consolidated affiliates is made known to these officers by us and our consolidated affiliates’ other employees, particularly material information related to the period for which this periodic report is being prepared; and (b) this information is recorded, processed, summarized, evaluated and reported, as applicable, within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission.  There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II:   OTHER INFORMATION

Item 1.  Legal Proceedings

Allied Health Care Services

On June 18, 2010, Commonwealth Capital Corp. (“Commonwealth”) (the parent of our general partner) filed suit on our behalf against Allied Health Care Services Inc. (“Allied”).  Allied is a lessee of medical equipment, and has failed to make its monthly lease payments since March 2010.  Our suit for breach of contract against Allied and its owner, Charles K. Schwartz, pursuant to a partial personal guaranty, was filed in the U.S. District Court for the District of New Jersey (Case No 2:10-cv-03135), seeking payment of all outstanding rents, the value of leased equipment, and all costs of collection, including attorney’s fees.

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

In an effort to reduce potential loss related to the Allied matter, we ceased booking revenues on the Allied leases completely in July 2010, thereby eliminating future equipment management fees on the Allied leases.

Due to the bankruptcy proceedings, management can not determine, at this time, the status of the equipment leased to Allied or the amounts that may ultimately be paid to us from the bankruptcy estates.   The timeline for identifying and recovering assets is uncertain, with resolution depending in large part upon the Trustee’s resolution of certain legal disputes and the cooperation of the various parties involved. Due to the complexity of the alleged fraud and the number of parties involved, we expect that completion of asset recovery and distribution to creditors will take place in excess of twelve months.

Our share of exposure related to the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $637,000 as of March 31, 2011 net of a reserve taken against substantially all the Allied receivables.

City of Tempe

The Partnership’s legal proceedings against the City of Tempe, Arizona remain open in Federal court in the District of Arizona.  During 2010, parties each submitted motions for summary judgment, as well as briefs in support of these motions.  Tempe’s motion for summary judgment was denied, and our motion for summary judgment was granted in part (as to an issue regarding ownership of the equipment) and denied in part by court order dated October 4, 2010. The parties were unable to settle the matter at a mediation held on February 28, 2011 and therefore a trial date of May 16, 2011 has been set by the court.  The only remaining claim is Tempe’s claim against Commonwealth for unjust enrichment, which Commonwealth feels is without merit and intends to defend vigorously.  To date, we have taken reserves against all outstanding rentals. While we believe that an unfavorable outcome in this case is unlikely, we believe that if an adverse judgment were rendered, the judgment could be in the range of $250,000 to $700,000.

Item 1A.   Risk Factors

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  Beginning in 2008 and continuing through 2010, general worldwide economic conditions experienced a downturn.  Although we have seen a modest improvement in the global economy in 2011, the economic recovery remains weak and a prolonged period of economic weakness could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
N/A

Item 3.	Defaults Upon Senior Securities
N/A

Item 5.	Other Information
N/A

Item 6.	Exhibits

31.1 THE RULE 15d-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER
31.2 THE RULE 15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
32.1 SECTION 1350 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
32.2 SECTION 1350 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 16, 2011	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

May 16, 2011	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer