Form 10-Q
period 2011-09-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2011-11-14
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 or

 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

FORM 10-Q
SEPTEMBER 30, 2011

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)

ASSETS
Cash and cash equivalents	$175,322	$79,118
Escrow-Restricted Cash	960,000	-
Lease income receivable, net of reserve of approximately $141,000 at September 30, 2011 and December 31, 2010	126,955	287,131
Accounts receivable, Commonwealth Capital Corp.	-	75,079
Other receivables	9,914	11,973
Prepaid expenses	1,694	4,202
	1,273,885	457,503

Technology equipment, at cost	11,816,721	17,888,633
Accumulated depreciation	(10,019,618)	(14,834,770)
	1,797,103	3,053,863

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $156,000 and $145,000 at September 30, 2011 and December 31, 2010, respectively	48,880	92,705
Prepaid acquisition fees	31,809	41,308
	80,689	134,013

Total Assets	$3,151,677	$3,645,379

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$249,269	$216,721
Accounts payable, General Partner	391,070	260,693
Accounts payable, Commonwealth Capital Corp.	264,994	-
Contingency accrual	176,000	-
Payable to Affiliate	506,227	-
Other accrued expenses	10,117	24,030
Unearned lease income	64,961	187,239
Notes payable	219,014	356,976
Total Liabilities	1,881,652	1,045,659

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	1,269,025	2,598,720
Total Partners' Capital	1,270,025	2,599,720

Total Liabilities and Partners' Capital	$3,151,677	$3,645,379

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue
Lease	$349,513	$561,762	1,125,181	2,276,177
Interest and other	2,104	6,333	6,279	37,966
Gain on sale of computer equipment	12,291	161,754	62,861	252,893
Total revenue	363,908	729,849	1,194,321	2,567,036

Expenses
Operating, excluding legal, depreciation	56,263	129,972	405,428	574,470
Legal Fees	22,449	28,691	231,477	35,177
Contingency loss	-	-	176,000	-
Equipment management fee, General Partner	8,748	14,044	28,130	99,765
Interest	11,956	5,529	21,713	14,468
Depreciation	307,685	868,835	1,154,396	2,949,933
Amortization of equipment acquisition costs and deferred expenses	17,223	21,487	53,324	76,304
Bad debt expense	-	48,383	-	71,992
Total expenses	424,324	1,116,941	2,070,468	3,822,109

Net (loss)	$(60,416)	$(387,092)	$(876,147)	$(1,255,073)

Net (loss) allocated to Limited Partners	$(60,416)	$(393,278)	$(877,569)	$(1,273,646)

Net (loss) per equivalent Limited Partnership unit	$(0.05)	$(0.32)	$(0.71)	$(1.03)

Weighted average number of equivalent limited partnership units outstanding during the period	1,236,608	1,238,193	1,236,848	1,238,200

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Partners' Capital
For the nine months ended September 30, 2011
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2011	50	1,237,440	$1,000	$2,598,720	$2,599,720
Net income (loss)	-	-	1,422	(877,569)	(876,147)
Redemptions	-	(832)	-	(5,299)	(5,299)
Distributions	-	-	(1,422)	(446,827)	(448,249)
Balance, September 30, 2011	50	1,236,608	$1,000	$1,269,025	$1,270,025

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Nine Months ended	Nine Months ended
	September 30, 2011	September 30, 2010

Net cash provided by operating activities	$838,300	$1,518,438

Investing activities:
Capital Expenditures	(237,490)	(332,669)
Equipment acquisition fees paid to General Partner	-	(10,017)
Net proceeds from the sale of computer equipment	402,715	318,133
Net cash provided by (used in) investing activities	165,225	(24,553)

Financing activities:
Escrow-Restricted Cash	(960,000)	-
Borrowings from Affiliate	506,227	-
Redemptions	(5,299)	(41,214)
Distributions to partners	(448,249)	(1,857,287)
Debt placement fee paid to General Partner	-	(2,143)
Net cash (used in) financing activities	(907,321)	(1,900,644)

Net increase (decrease) in cash and cash equivalents	96,204	(406,759)

Cash and cash equivalents beginning of period	79,118	556,766

Cash and cash equivalents end of period	$175,322	$150,007

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

During the nine months ended September 30, 2011 limited partners redeemed 832 units of the partnership for a total redemption price of approximately $5,000 in accordance with the terms of the limited partnership agreement.

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

As a result of a jury’s verdict in favor of the City of Tempe, (see Note 7), the Partnership has temporarily suspended distributions, beginning with the second quarter of 2011 and continuing through year-end 2011. The General Partner will continue to reassess the funding of limited partner distributions throughout 2011. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by refinancing equipment, or by borrowing within its permissible limits.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2010 has been prepared from the books and records without audit.  Financial information as of December 31, 2010 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2010.  Operating results for the nine months ended September 30, 2011 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2011.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2011 and December 31, 2010.

The Partnership’s long-term debt consists of notes payable, which are secured by specific technology equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2011 and December 31, 2010 approximates the carrying value of these instruments, due to the interest rates approximating current market values.

Disclosure about fair value of financial instruments is based on pertinent information available to management as of September 30, 2011 and December 31, 2010.

Cash and cash equivalents

At September 30, 2011 cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $178,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At September 30, 2011, the total cash bank balance was as follows:

At September 30, 2011	Amount
Total bank balance	$178,000
FDIC insured	(178,000)
Uninsured amount	$-

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

In April 2011, the FASB issued ASU No. 2011-02 (“ASC Update 2011-02”) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The additional guidance is intended to create additional consistency in the application of generally accepted accounting principles (GAAP) for debt restructuring. The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The Partnership adopted this ASU during the third quarter of 2011 and it did not have a material effect on its financial statements.

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

When the Partnership leases are acquired from other leasing companies, remarketing fees are often paid to these leasing companies.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of technology equipment are included in our gain or loss calculations.  For the nine months ended September 30, 2011 and 2010, the Partnership incurred remarketing fees of approximately $70,000 and $97,000, respectively. For the nine months ended September 30, 2011 and 2010 the Partnership paid approximately $31,000 and $53,000, respectively, in such fees.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires technology equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.    The Partnership’s share of the equipment in which it participates with other partnerships at September 30, 2011 was approximately $12,148,000 and is included in the Partnership’s fixed assets on its balance sheet.    The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2011 was approximately $208,000.   The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2011 was approximately $37,668,000.  The total outstanding debt related to the equipment shared by the Partnership at September 30, 2011 was approximately $833,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2011:

Amount
Three Months ended December 31, 2011	$312,000
Year ended December 31, 2012	411,000
Year ended December 31, 2013	132,000
Year ended December 31, 2014	35,000
$890,000

4. Related Party Transactions

As of September 30, 2011, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing, except for the payable to affiliate, which has an interest rate of prime plus 3% and is payable on demand.

Nine months ended September 30,	2011	2010

Reimbursable expenses
Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. These reimbursable expenses are primarily included in operating expenses, but also include legal fees on our condensed statement of operations.	$568,000	$563,000

Equipment acquisition fee
The General Partner earns an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof, or sale under a conditional sales contract. At September 30, 2011, the remaining balance of prepaid acquisition fees was approximately $32,000, which is expected to be earned in future periods.	$9,000	$22,000

Debt placement fee
As compensation for arranging term debt to finance the acquisition of equipment by the Partnership, the General Partner is paid a fee equal to 1% of such indebtedness, provided, however, that such fee shall be reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee will be paid with respect to borrowings from the General Partner or its affiliates.	$-	$2,000

Equipment management fee
The General Partner is entitled to be paid, for managing the equipment portfolio, a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010.
	$28,000	$100,000

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
	$5,000	$11,000

5. Notes Payable

Notes payable consisted of the following amounts:

	September 30, 2011	December 31, 2010

Installment note payable to bank; interest at 5.75% due in quarterly installments of $22,756 including interest, with final payment in January 2011	$-	$22,000

Installment note payable to bank; interest at 6.21%, due in monthly installments of $1,368, including interest, with final payment in May 2012	11,000	22,000

Installment note payable to bank; interest ranging from 5.89% to 7.50%, due in monthly installments of $7,104 and $6,666, including interest, with final payment in April 2013	208,000	313,000
	$219,000	$357,000

These notes are secured by specific technology equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2011 are as follows:

Amount
Three months ending December 31, 2011	$49,000
Year ended December 31, 2012	144,000
Year ended December 31, 2013	26,000
$219,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2011	2010
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$138,000	$217,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2011	2010
Debt assumed in connection with purchase of technology equipment	$-	$214,000

Equipment acquisition fees earned by General Partner, upon purchase of equipment	$9,000	$22,000

During the nine months ended September 30, 2011 and 2010 , the Partnership wrote-off fully amortized acquisition and finance fees of approximately $42,000 and $282,000 respectively.

Additionally, during the nine months ended September 30, 2011, the Partnership wrote-off fully depreciated equipment of approximately $937,000, which represented fixed assets located in the city of Tempe, Arizona which will not be recovered as a result of the litigation described below.

7. Commitments and Contingencies

Allied Health Care Services

The bankruptcy proceedings regarding our former lessee, Allied Health Care Services Inc. (“Allied”) and its owner, Charles K. Schwartz, remain ongoing.  Due to the bankruptcy proceedings, management can not determine, at this time, the status of the equipment leased to Allied or the amounts that may ultimately be paid to us from the bankruptcy estates.   The timeline for identifying and recovering assets is uncertain, with resolution depending in large part upon the Trustee’s resolution of certain legal disputes and the cooperation of the various parties involved. Due to the complexity of the alleged fraud and the number of parties involved, we expect that completion of asset recovery by the trustee, and distribution to creditors will take in excess of six additional months from the date of this form 10-Q filing.

Our share of exposure related to the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $474,000 as of September 30, 2011 net of a reserve taken against substantially all the Allied receivables.

City of Tempe

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, Commonwealth Capital Corp. ("Commonwealth") has been involved in litigation on the Partnership's behalf with the City of Tempe, Arizona related to a default by a lessee, MobilePro Corp.  A jury trial of Case No. CV09-00274 was held in U.S. District Court for the District of Arizona on May 16-18 and May 24-25, 2011.  On May 25, 2011, judgment was entered in accordance with the jury’s verdict in favor of the City of Tempe and against Commonwealth Capital Corp. in the amount of $1,808,904.  The Partnership’s share of the judgment, based upon its proportionate participation in the MobilePro lease transaction, is $866,217.  Commonwealth Capital Corp. filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on September 23, 2011, and believes that multiple grounds are available for an appeal that will either set aside or reduce the amount of the judgment. In connection therewith, Commonwealth has posted a bond with the court as security during the appeal in July 2011.  The Partnership provided its proportionate share of the cash needed to obtain a $2,000,000 letter of credit, which was used as collateral for the bond. The Partnership has recorded its share of the collateral, $960,000, as restricted cash in our condensed balance sheet, as of September 30, 2011.  Management has determined a range of probable loss associated with this litigation, in light of the uncertain nature of the appeal, and has accrued a loss contingency in the amount of $176,000 as of September 30, 2011.  It remains reasonably possible that the loss exposure could ultimately remain at approximately $866,000 if we are wholly unsuccessful upon appeal, or are unable to reach a settlement.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

This section, as well as other portions of this document, includes certain forward-looking statements about our business and our prospects, tax treatment of certain transactions and accounting matters, expenses, cash flows, distributions, investments and operating and capital requirements. Such forward-looking statements include, but are not limited to: acquisition policies of our general partner; the nature of present and future leases; provisions for uncollectible accounts; the strength and sustainability of the U.S. economy; the continued difficulties in the credit markets and their impact on the economy in general; and the level of future cash flow, debt levels, revenues, operating expenses, amortization and depreciation expenses. You can identify those statements by the use of words such as “could,” “should,” “would,” “may,” “will,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and “contemplate,” as well as similar words and expressions.

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

The Equipment Leasing and Finance Association (“ELFA”) Monthly Leasing and Finance Index, which reports economic activity for the $628 billion equipment finance sector, showed overall new business volume for the 3rd Quarter of 2011 increasing 25% relative to the third quarter of 2010.  Credit quality continues to improve as the rate of receivables aged in excess of 30 days has improved on average 32.4% from the 3rd quarter of 2010 through the 2nd quarter of 2011.  Sixty percent of  ELFA reporting members reported submitting more transactions for approval during the 3rd quarter 2011 compared to the same period the year prior.  For 2011-2012 ELFA has forecast a 12% increase in finance volume year over year.

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

REVENUE RECOGNITION

Through September 30, 2011, we have solely entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

LONG-LIVED ASSETS

We evaluate our long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable.  We determine whether impairment exists by estimating the undiscounted cash flows to be generated by each asset.  If the estimated undiscounted cash flows are less than the carrying value of the asset, then impairment exists.  The amount of the impairment is determined based on the difference between the carrying value and the fair value.  The fair value is determined based on estimated discounted cash flows to be generated by the asset. We determined no impairment analysis was necessary at September 30, 2011 and 2010 as no impairment indicators were noted.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the nine months ended September 30, 2011 were operating activities that generated  approximately $838,000, borrowing from affiliate of approximately $506,000 and the proceeds from the sale of equipment of approximately $403,000, compared to the nine months ended September 30, 2010 where our primary sources of cash were operating activities that generated approximately $1,518,000 and proceeds from the sale of equipment of approximately $318,000.

Our primary uses of cash for the nine months ended September 30, 2011 were distributions to partners of approximately $448,000, escrow –restricted cash of approximately $960,000 and the purchase of new information technology equipment of approximately $237,000.  For the nine months ended September 30, 2010 distributions to partners were approximately $1,857,000, and our capital expenditures were approximately $333,000.

Capital expenditures are expected to generally remain constant during the remainder of 2011. We intend to invest approximately $1,150,000 in additional equipment during the remainder of 2011, primarily through leveraged investments.  The acquisition of this equipment will be primarily funded by debt financing. Any debt service will be funded from cash flows from lease rental payments, and not from public offering proceeds. As a result of a jury’s verdict in favor of the City of Tempe, (see  Part II:  Item 1, Legal Proceedings), management has suspended distributions to investors until at least the first quarter of 2012, and we may also refinance or leverage equipment to meet our cash flow needs, if necessary.

Cash was provided by operating activities for the nine months ended September 30, 2011 of approximately $838,000, which includes a net loss of approximately $876,000, a gain on sale of equipment of approximately $63,000 and depreciation and amortization expenses of approximately $1,208,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $138,000.

For the nine months ended September 30, 2010 cash was also generated by operating activities of approximately $1,518,000, which includes a net loss of approximately $1,255,000, a gain on sale of equipment of approximately $253,000 and depreciation and amortization expenses of approximately $3,026,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $217,000.

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

At September 30, 2011 cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $178,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At September 30, 2011, the total cash bank balance was as follows:

At September 30, 2011	Amount
Total bank balance	$178,000
FDIC insured	(178,000)
Uninsured amount	$-

The amounts in such accounts will fluctuate throughout 2011 due to many factors, including the pace of additional cash receipts, equipment acquisitions, payment of operating expenses and other liabilities, and distributions to limited partners.

Our investment strategy of acquiring information technology equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of September 30, 2011, we had future minimum rentals on non-cancelable operating leases of approximately $312,000 for the balance of the year ending December 31, 2011 and approximately $578,000 thereafter.

As of September 30, 2011, our debt was approximately $219,000, with interest rates ranging from 5.89% to 7.50%, payable in monthly installments through April 2013. In addition, the Partnership had a payable to an affiliate of approximately $506,000 with an interest rate of prime plus 3% and is payable on demand.

Our cash from operations is expected to continue to be adequate to cover all operating expenses and liabilities during the next 12-month period.   If available cash flow or net equipment disposition proceeds are insufficient to cover our expenses and liabilities on a short and long term basis, we will attempt to obtain additional funds by  refinancing equipment, or by borrowing within our permissible limits.  Since our leases are triple-net leases, and therefore no reserve for maintenance and repairs is deemed necessary.

RESULTS OF OPERATIONS

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Revenue

For the three months ended September 30, 2011, we recognized revenue of approximately $364,000 and expenses of approximately $424,000, resulting in a net loss of approximately $60,000.  For the three months ended September 30, 2010, we recognized revenue of approximately $730,000 and expenses of approximately $1,117,000, resulting in a net loss of approximately $387,000.

Our lease revenue decreased to approximately $350,000 for the three months ended September 30, 2011, from $562,000 for the three months ended September 30, 2010.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the three months ended September 30, 2011.

Interest revenue from cash held at financial institutions decreased to approximately $2,000 for the three months ended September 30, 2011 from approximately $6,000 for the three months ended September 30, 2010 which is consistent with the decrease in cash due to new equipment purchases and distributions for the same period. The amounts in such accounts that generate interest revenue will fluctuate throughout 2011 due to many factors, including the pace of cash receipts, equipment acquisitions and distributions to limited partners.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $56,000 for the three months ended September 30, 2011, from approximately $130,000 for the three months ended September 30, 2010 due to lower expenses from CCC including the waiving of certain administrative expenses, associated with the operation of the Partnership.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.50% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $9,000 for the three months ended September 30, 2011 from approximately $14,000 for the three months ended September 30, 2010, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on information technology equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $325,000 for the three months ended September 30, 2011, from approximately $890,000 for the three months ended September 30, 2010. This decrease was due to equipment being fully depreciated and not being replaced with new equipment, due to acquisition fees becoming fully amortized.

Sale of Technology Equipment

We sold equipment with a net book value of approximately $95,000 for the three months ended September 30, 2011, for a net gain of approximately $12,000, compared to equipment that we sold for the three months ended September 30, 2010 with a net book value of approximately $20,000, for a net gain of approximately $162,000.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Revenue

For the nine months ended September 30, 2011, we recognized revenue of approximately $1,194,000 and expenses of approximately $2,070,000, resulting in a net loss of approximately $876,000.  For the nine months ended September 30, 2010, we recognized revenue of approximately $2,567,000 and expenses of approximately $3,822,000, resulting in a net loss of approximately 1,255,000.

Our lease revenue decreased to approximately $1,125,000 for the nine months ended September 30, 2011, from approximately $2,276,000 for the nine months ended September 30, 2010.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the nine months ended September 30, 2011. Lease revenue also decreased because we ceased booking revenues on the Allied leases completely in July 2010.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $405,000 for the nine months ended September 30, 2011, from approximately $574,000 for the nine months ended September 30, 2010.  This decrease was primarily attributable to lower expenses from CCC, including the waiving of certain administrative expenses, associated with the operation of the partnership.

Our legal fees increased to approximately $231,000 for the nine months ending September 30, 2011 from approximately $35,000 for the nine months ended September 30, 2010, primarily due to legal fees associated with the City of Tempe, Arizona litigation.

A contingency loss of approximately $176,000, also related to the City of Tempe, Arizona litigation, was recorded in the second quarter of 2011.  There was no such loss in 2010.

Equipment Management Fee

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $28,000 for the nine months ended September 30, 2011 from approximately $100,000 for the nine months ended September 30, 2010, which is consistent with the decrease in lease revenue. Additionally, our General Partner  reduced the percentage from 5% to 2.5% from July 2010 going forward, which also contributed to the reduction in equipment management fees for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Depreciation and Amortization Expense

Depreciation and amortization expenses consist of depreciation on information technology equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $1,208,000 for the nine months ended September 30, 2011, from $3,026,000 for the nine months ended September 30, 2010. This decrease was due to equipment and acquisition fees being fully depreciated and not being replaced with new equipment, and to the full amortization of acquisition fees.

Sale of Technology Equipment

We sold equipment with a net book value of approximately $340,000 for the nine months ended September 30, 2011, for a net gain of approximately $63,000, compared to equipment that we sold for the nine months ended September 30, 2010 with a net book value of approximately $65,000, for a net gain of approximately $253,000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly  Report on Form 10-Q.  Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2011, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting

Part II:   OTHER INFORMATION

Item 1.  Legal Proceedings

Allied Health Care Services

The bankruptcy proceedings regarding our former lessee, Allied Health Care Services Inc. (“Allied”) and its owner, Charles K. Schwartz, remain ongoing.  Due to the bankruptcy proceedings, management can not determine, at this time, the status of the equipment leased to Allied or the amounts that may ultimately be paid to us from the bankruptcy estates.   The timeline for identifying and recovering assets is uncertain, with resolution depending in large part upon the Trustee’s resolution of certain legal disputes and the cooperation of the various parties involved. Due to the complexity of the alleged fraud and the number of parties involved, we expect that completion of asset recovery by the trustee, and distribution to creditors will take in excess of six additional months from the date of this form 10-Q filing.

Our share of exposure related to the Allied default (if no rent is collected, the equipment is not paid for and/or we are unable to obtain performance under partial personal guaranty) is approximately $474,000 as of September 30, 2011 net of a reserve taken against substantially all the Allied receivables.

City of Tempe

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, Commonwealth Capital Corp. ("Commonwealth") has been involved in litigation on the Partnership's behalf with the City of Tempe, Arizona related to a default by a lessee, MobilePro Corp.  A jury trial of Case No. CV09-00274 was held in U.S. District Court for the District of Arizona on May 16-18 and May 24-25, 2011.  On May 25, 2011, judgment was entered in accordance with the jury’s verdict in favor of the City of Tempe and against Commonwealth Capital Corp. in the amount of $1,808,904.  The Partnership’s share of the judgment, based upon its proportionate participation in the MobilePro lease transaction, is $866,217.  Commonwealth Capital Corp. filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on September 23, 2011, and believes that multiple grounds are available for an appeal that will either set aside or reduce the amount of the judgment. In connection therewith, Commonwealth has posted a bond with the court as security during the appeal in July 2011.  The Partnership provided its proportionate share of the cash needed to obtain a $2,000,000 letter of credit, which was used as collateral for the bond. The Partnership has recorded its share of the collateral, $960,000, as restricted cash in our condensed balance sheet, as of September 30, 2011.  Management has determined a range of probable loss associated with this litigation, in light of the uncertain nature of the appeal, and has accrued a loss contingency in the amount of $176,000 as of September 30, 2011.  It remains reasonably possible that the loss exposure could ultimately remain at approximately $866,000 if we are wholly unsuccessful upon appeal, or are unable to reach a settlement.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2011	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

November 14, 2011	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer