Form 10-K
period 2011-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2012-04-16
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 or

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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section-13 or Section-15(d) of the Act. YES ☐     NO ☒

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

FORM 10-K
DECEMBER 31, 2011

Forward-Looking Statements

From time to time, we and our representatives may provide information, whether orally or in writing, including certain statements in this Annual Report on Form 10-K, which are deemed to be “forward-looking.” These forward-looking statements reflect our current beliefs and expectations with respect to future events and are based on assumptions and are subject to risks and uncertainties and other factors outside our control that may cause actual results to differ materially from those projected.

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

During the years ended December 31, 2011 and 2010 limited partners redeemed 832 and 4,806 units, respectively, of the partnership for a total redemption price of approximately $5,000 and $41,000, respectively, in accordance with the terms of the limited partnership agreement.

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

As of December 31, 2011, all equipment purchased by the Partnership is subject to an operating lease.  The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership.   The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”).   The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment.  Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment.  It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements.  As of December 31, 2011, the Partnership has not entered into such agreement.

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

TYPES OF EQUIPMENT

The Partnership invests in various types of equipment subject to leases.  Our investment objective is to acquire primarily high technology equipment including, but not limited to: servers, desktops, laptops, workstations, printers, copiers, and storage devices.  Our General Partner believes that dealing in high technology equipment is particularly advantageous due to a robust aftermarket.   Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of computer processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.

We also acquire high technology medical, telecommunications, and inventory management equipment. Our General Partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The medical equipment we acquire may consist of ventilators, IV infusion pumps, long-term acute care beds, CT scanners, MRIs, flow cytometers, and other medical technology devices.  The telecom equipment we acquire may include Cisco switches, routers, blade switches, wireless access points, and video conferencing systems. The market for high technology medical equipment is growing each year.  Generally, this type of equipment will have a longer useful life than information technology equipment.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

Other Equipment-Restrictions.  The Partnership generally acquires information technology, telecommunications, medical technology and inventory management equipment. The General Partner is also authorized to cause the Partnership to invest in other types of business-essential capital equipment.  The Partnership may not invest in any of such other types of equipment (i) to the extent that the purchase price of such equipment, together with the aggregate purchase price of all such other types of equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership’s commitment to invest therein and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase.  There can be no assurance that any equipment investments can be found which meet this standard.  Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks.  However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms.  The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment.  Through December 31, 2011, the Partnership has acquired a diversified equipment portfolio, which it has leased to 47 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2011 are as follows:

Equipment Type	Approximate %
Servers	40%
Workstations	10%
Laptops	12%
Datacom	4%
Multifunction Centers	9%
Storage	10%
Audio Visual	1%
WiFi	5%
Medical	9%
Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate.  In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner.  As of December 31, 2011, all leases that have been entered into are “triple net leases”.

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

Investment Criteria

When evaluating potential lease transactions in which we will invest, the general partner and the Sponsor’s management team performs a detailed credit and risk analysis of both the lessee and the lease transaction itself. The risk of doing business with the potential lessee, and the economics of each particular transaction must both be acceptable to our portfolio management team and to our CEO, who specifically approves each and every lease transaction. Some of the criteria we evaluate are described below:

Evaluation of Lessees

The management team will perform a credit analysis (including a review of the financial statements, credit history and public debt record) of all potential lessees to determine the lessee’s ability to make payments under the lease. We focus our investments in investment grade to middle market credits meeting our minimum acceptable fundamental analysis criteria. These criteria involve an overall fundamental assessment of the lessee, and application our own proprietary “rating” model that is tailored to specific economic criteria that are important to us. In addition to preparing a detailed credit-write up at the time of initiation of a transaction, we also re-evaluate a lessee’s credit risk on a monthly basis, and may review interim and annual lessee financial statements.

Generally, we seek lessees that have annual revenue of at least $10 million, have positive cash flow, and are not start-up entities, i.e., have been in business for at least five years. We will also apply a proprietary debt rating analysis when a Moody’s or Standard & Poor’s rating is not available. This allows us to create an equivalent, internal rating system without reliance solely on third-party models and analysis.

Evaluation of Transactions

As described above under “Description of Leases,” we prefer our lease investments to have a term of 12 to 36 months, and will not invest in a lease greater than 48 months. We engage in “Fair Market Value” lease transactions, which permit the lessee to purchase the equipment at the end of term for no less than the then fair market value of the equipment. We seek to limit or avoid leases that allow for early buyouts or terminations, as these arrangements reduce the predictability of our returns.

Our focus is on Tier 1 information technology, telecommunications, and medical technology equipment, leased in transactions generally ranging in size from $50,000 to $1,000,000. We will consider larger transactions, but for diversification purposes will require such transactions to be divided among multiple lease schedules, and the general partner may even assign a portion of such larger transactions to other affiliated funds to further spread the risk involved in larger transactions. Also, where the equipment type and economic analytics are advantageous, we may engage in lease transactions involving other types of equipment, so long as we feel it is business-essential equipment for the lessee. Also, we conduct a detailed analysis, using a third-party consultant, to assess the residual value of the proposed equipment at the end of the original lease term. This includes an analysis of the equipment’s useful life and depreciation schedule, as well as the expected resale market of that equipment type and availability of remarketing channels.

Finally, in assessing whether a proposed lease transaction will fit into our portfolio criteria, management will consider the amount of exposure we and our affiliated funds have to (i) the proposed asset type, (ii) the particular lessee, (iii) the lessee’s industry, and (iv) the geographic location of the equipment to be leased.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts, by the Partnership at the time the debt is incurred, with monies received that are not considered “original proceeds” of the Partnership’s public offering.  The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom.  Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels that would be achieved without leveraging.  There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment.  Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject.  The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates.  The Partnership is flexible in the degree of leverage it employs, within the permissible limit.  There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner.  As of December 31, 2011, the aggregate nonrecourse debt outstanding of approximately $358,000 was approximately 3.1% of the aggregate cost of the equipment owned.

The Partnership may purchase some items of equipment without leverage.  If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practicable and invest any proceeds from such financing in additional items of equipment.  Any such later financing will be on terms consistent with the terms applicable to borrowings generally.  In 2010, the Partnership obtained suitable financing as described above, in the aggregate amount of approximately $149,000, of which approximately $62,000 was outstanding as of December 31, 2011 and is included in the aggregate nonrecourse outstanding debt of approximately $358,000 at December 31, 2011.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership.  Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life.  As of December 31, 2011, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time.  With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment.  As of December 31, 2011, the Partnership has not entered into any debt refinancing transactions.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The General Partner intends to cause the Partnership to begin disposing of its equipment approximately 10 years after commencement of operations or in January 2015.  Notwithstanding the Partnership’s objective to sell all of its assets and dissolve by February 4, 2017, the General Partner may cause the Partnership to dispose of all its equipment and dissolve the Partnership sooner, if warranted by economic conditions.

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

INVESTMENTS

Through February 7, 2012, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Prorated Purchase Price	Purchased Term In Months
Agility Logistics Corp	Oce Multifunction Centers	$ 3,736.60	9
Agility Logistics Corp	Oce Multifunction Centers	$ 2,468.15	12
Agility Logistics Corp	Oce Multifunction Centers	$ 5,723.72	14
AK Steel Holding Corp.	Oce Multifunction Centers	$ 9,506.01	10
Alcatel-Lucent USA Inc.	Digital Storage	$ 165,240.00	36
Allegheny Energy	Small IBM Servers	$ 26,491.44	36
Alliant Techsystems	Tape Drives	$ 70,582.79	36
Alliant Techsystems	Laptops	$ 53,167.66	21
Alliant Techsystems	Desktops - Tier 1	$ 17,726.72	36
Alliant Techsystems	Konica Multifunction Centers	$ 16,241.61	36
Alliant Techsystems	Blade Servers	$ 10,035.32	36
Alliant Techsystems	Blade Servers	$ 250,436.36	36
Allstate Insurance Company	High End Sun Servers	$ 111,802.50	24
America Online	Small Sun Servers	$ 89,983.18	36
America Online	Small Sun Servers	$ 44,991.59	36
America Online	Small Sun Servers	$ 36,649.42	36
America Online	Small Sun Servers	$ 71,977.32	36
American Water Works Service Company, Inc.	Oce Multifunction Centers	$ 7,848.22	12
American Water Works Service Company, Inc.	Oce Multifunction Centers	$ 34,195.39	14
American Water Works Service Company, Inc.	Oce Multifunction Centers	$ 32,321.05	16
Bank of America	Midrange Sun Servers	$ 61,543.18	42
Bank of the West	Oce Multifunction Centers	$ 23,475.17	33
Bank of the West	Oce Multifunction Centers	$ 60,232.65	22
Bank of the West	Oce Multifunction Centers	$ 3,294.71	22
Bank of the West	Oce Multifunction Centers	$ 1,708.28	28
Bank of the West	Oce Multifunction Centers	$ 4,517.70	31
Bank of the West	Oce Multifunction Centers	$ 1,166.94	33
BMO Nesbitt Burns Trading Corp. S.A.	Midrange Sun Servers	$ 158,397.87	33
Bon Secours - Memorial Regional Medical Center	Infusion Therapy	$ 346,659.90	44
Brinks Company Inc.	Oce Multifunction Centers	$ 3,232.56	25
Cargill, Inc	Industrial Precision	$ 31,656.00	36
Cargill, Inc	Canon Multifunction Centers	$ 44,346.00	36
Cargill, Inc	Canon Multifunction Centers	$ 145,513.43	36
Century Business Services	Oce Multifunction Centers	$ 14,715.26	29
Charleston Area Medical Center	Canon Multifunction Centers	$ 11,752.94	35
Charleston Area Medical Center	Canon Multifunction Centers	$ 16,800.00	35
Charleston Area Medical Center	Konica Multifunction Centers	$ 12,176.47	35
Charleston Area Medical Center	Konica Multifunction Centers	$ 12,645.41	37
Charleston Area Medical Center	Konica Multifunction Centers	$ 13,499.83	37
Cigna	Oce Multifunction Centers	$ 3,295.93	12
Cigna	Oce Multifunction Centers	$ 6,848.52	13
Cigna	Oce Multifunction Centers	$ 3,173.95	14
Cigna	Oce Multifunction Centers	$ 3,534.15	15
Cigna	Oce Multifunction Centers	$ 5,448.62	16
Convergys	Small HP/Compaq Servers	$ 28,084.34	34
Cummins Inc.	Small IBM Servers	$ 7,954.62	36
Cummins Inc.	Small IBM Servers	$ 6,249.98	36
Cummins Inc.	Small IBM Servers	$ 11,049.93	36
Cummins Inc.	Small IBM Servers	$ 27,716.06	36
Cummins Inc.	Small IBM Servers	$ 4,911.79	36
Cummins Inc.	Small IBM Servers	$ 50,088.17	36
Cummins Inc.	Blade Servers	$ 76,907.67	36
Cummins Inc.	Small IBM Servers	$ 6,134.84	36
Cummins Inc.	Small IBM Servers	$ 51,460.09	36
Cummins Inc.	Small IBM Servers	$ 27,003.24	36
Cummins Inc.	High End Sun Servers	$ 137,254.84	36
Cummins Inc.	Small IBM Servers	$ 98,812.21	36
Cummins Inc.	Small IBM Servers	$ 6,292.48	36
Cummins Inc.	Small IBM Servers	$ 14,694.65	36
Cummins Inc.	Small IBM Servers	$ 35,597.81	36
Cummins Inc.	Small IBM Servers	$ 3,067.42	36
Daimler Chrysler	Small HP/Compaq Servers	$ 558,190.70	36
Daimler Chrysler	Engineering Workstations	$ 107,151.00	36
Daimler Chrysler	Engineering Workstations	$ 233,784.00	36
Daimler Chrysler	Engineering Workstations	$ 98,937.96	36
Daimler Chrysler	Engineering Workstations	$ 340,935.00	36
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 3,401.43	13
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 4,057.86	14
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 5,447.84	16
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 6,613.90	17
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 6,969.44	20
Fedex Ground Package System, Inc.	Oce Multifunction Centers	$ 12,645.49	21
FirstGroup America	Oce Multifunction Centers	$ 2,386.56	13
FirstGroup America	Oce Multifunction Centers	$ 2,447.34	14
FirstGroup America	Oce Multifunction Centers	$ 5,023.02	16
FirstGroup America	Oce Multifunction Centers	$ 2,117.95	17
FirstGroup America	Oce Multifunction Centers	$ 3,037.41	27
GE Aviation	Datacom - Other	$ 194,728.20	36
GE Aviation	Ruggedized Laptops	$ 8,726.41	36
Geico	Ruggedized Laptops	$ 14,710.01	27
Geico	Small HP/Compaq Servers	$ 620,001.99	36
Geico	Small HP/Compaq Servers	$ 29,983.82	33
Geico	Small IBM Servers	$ 179,389.31	33
Geico	Small HP/Compaq Servers	$ 659,174.15	36
Geico	Small IBM Servers	$ 277,487.23	36
Geico	Small IBM Servers	$ 429,485.28	36
Geico	Small HP/Compaq Servers	$1,115,869.22	36
Geico	Digital Storage	$ 302,286.42	36
Geico	Small IBM Servers	$ 405,562.53	36
Geico	Ruggedized Laptops	$1,595,017.35	33
Geico	Small HP/Compaq Servers	$ 405,199.85	36
Geico	Small HP/Compaq Servers	$ 297,811.76	36
Geico	Ruggedized Laptops	$ 166,936.77	36
General Dynamics Corp	Oce Multifunction Centers	$ 154,410.72	30
Goodyear Tire and Rubber	Desktops - Tier 1	$ 173,713.55	30
Goodyear Tire and Rubber	Desktops - Tier 1	$ 43,642.57	30
Henry Schein, Inc.	Oce Multifunction Centers	$ 4,227.85	16
Henry Schein, Inc.	Oce Multifunction Centers	$ 8,433.65	17
Kaiser Foundation	Digital Storage	$ 285,461.28	36
Liberty Mutual Insurance	Oce Multifunction Centers	$ 5,968.90	6
Liberty Mutual Insurance	Oce Multifunction Centers	$ 7,014.86	10
Liberty Mutual Insurance	Oce Multifunction Centers	$ 12,394.76	13
Liberty Mutual Insurance	Oce Multifunction Centers	$ 18,227.95	16
Liberty Mutual Insurance	Oce Multifunction Centers	$ 8,530.84	21
Liberty Mutual Insurance	Oce Multifunction Centers	$ 41,444.10	29
Liberty Mutual Insurance	Oce Multifunction Centers	$ 19,482.54	30
Marquardt School District	Apple Desktops/Laptops	$ 31,162.51	36
Marriott International	Digital Storage	$ 432,000.00	35
Mitsubishi Motors North America	Cisco Datacom	$ 179,241.94	36
Mitsubishi Motors North America	Tape Libraries	$ 40,749.00	36
Mitsubishi Motors North America	Small IBM Servers	$ 11,959.50	36
Mitsubishi Motors North America	Datacom - Other	$ 47,554.64	36
MobilePro Corp.	WiFi	$ 510,000.00	36
MobilePro Corp.	WiFi	$ 427,257.60	36
Motorola	Ricoh Multifunction Centers	$ 36,994.49	36
Motorola	Ricoh Multifunction Centers	$ 10,830.78	36
Motorola	Ricoh Multifunction Centers	$ 10,345.76	36
NBC Universal	Graphic Workstations	$ 26,897.88	33
NBC Universal	Graphic Workstations	$ 246,579.08	36
NBC Universal	Graphic Workstations	$ 228,483.32	36
NBC Universal	Digital Storage	$ 341,912.16	36
NBC Universal	Audio Visual	$ 70,042.58	36
NBC Universal	Digital Storage	$ 67,290.42	24
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 50,939.09	34
Norfolk Southern Railway Co	Oce Multifunction Centers	$ 14,014.52	36
Northrop Grumman	Datacom - Other	$ 331,241.04	36
Northrop Grumman	Small HP/Compaq Servers	$ 188,157.36	35
Perspectives Charter Schools	Laptops	$ 264,567.58	36
Quick Loan Funding	Desktops - Tier 1	$ 154,823.75	35
Raytheon Company	Small Sun Servers	$ 78,560.79	33
Raytheon Company	Desktops - Tier 1	$ 28,852.97	33
Raytheon Company	Desktops - Tier 1	$ 27,952.80	36
Servicemaster	Oce Multifunction Centers	$ 4,805.74	8
Servicemaster	Oce Multifunction Centers	$ 4,641.81	9
Servicemaster	Oce Multifunction Centers	$ 3,361.78	10
Servicemaster	Oce Multifunction Centers	$ 4,686.49	11
SuperValu, Inc.	Ricoh Multifunction Centers	$ 159,511.15	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 220,542.01	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 5,228.62	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 10,457.25	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 72,411.15	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 11,884.39	36
SuperValu, Inc.	Ricoh Multifunction Centers	$ 7,760.59	36
UGO Networks	Small Sun Servers	$ 34,426.55	31
Verso Paper Holding, LLC	Inventory Control Systems	$ 52,451.46	36
Xerox - Lessee	Small Sun Servers	$ 114,458.60	32

RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established from the offering proceeds.  However, the General Partner, in its sole discretion, may retain a portion of the cash flow and net disposition proceeds available to the Partnership for maintenance, repairs and working capital.  There are no limitations on the amount of cash flow and net disposition proceeds that may be retained as reserves.   Since no reserve will be established, if available cash flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its equipment or borrowing.  The Partnership’s operating expenses (including legal fees) decreased approximately $79,000 during 2011 and cash flows were sufficient to cover all expenses and liabilities.

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

EMPLOYEES

The Partnership had no employees during 2011 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 68 employees as of December 31, 2011.

ITEM 1A:                    RISK FACTORS

Changes in economic conditions could materially and negatively affect our business.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  During 2011 we experienced a modest strengthening in the global economy.   As we move into 2012 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. With this in mind, a prolonged period of economic weakness could result in the following consequences, any of which could hurt business materially: lease delinquencies may increase; problem leases and defaults could increase; and demand for information technology products generally may decrease as businesses attempt to reduce expenses.

ITEM 1B:                    UNRESOLVED STAFF COMMENTS

NONE

ITEM 2:                       PROPERTIES

NONE

ITEM 3:                       LEGAL PROCEEDINGS

Allied Health Care
On June 18, 2010, Commonwealth Capital Corp. (the parent of our general partner) filed suit on our behalf against Allied Health Care Services Inc. (“Allied”).  Allied is a lessee of medical equipment that failed to make its monthly lease payments since March 2010. Since March 2010, Commonwealth attempted on several occasions to collect lease rentals from Allied, but to no avail.   Our suit was filed in the U.S. District Court (District of New Jersey - Case No 2:10-cv-03135), for all outstanding rents, the value of leased equipment and all costs of collection.

On August 19, 2010, an involuntary petition for relief under Chapter 7 of the Bankruptcy Code was filed against Allied in the US Bankruptcy Court for the District of New Jersey.  On September 3, 2010, Mr. Schwartz was arrested by the FBI for alleged mail fraud in connection with his medical equipment leasing business. Additionally, Commonwealth was one of the petitioning creditors in an involuntary Chapter 7 bankruptcy petition filed against Mr. Schwartz personally on September 17, 2010, in the same court.  To date, we have taken a 100% reserve against the Allied receivables, reflecting the uncertainty of the outcome of these cases and funds that may be available for creditors. The bankruptcy trustee has not yet indicated whether he will pursure adversary claims against creditors seeking the return of pre-petition payments made by Allied, and therefore our exposure to such potential claims remains indeterminable at this time.

Upon considering the criminal complaints against Mr. Schwartz and his alleged co-conspirator, related press releases, and due to Mr. Schwartz’ resulting conviction for fraud in November 2011, management has fully impaired all related equipment for approximately $370,000. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

MobilePro Corp./City of Tempe, AZ

Commonwealth Capital Corp. ("Commonwealth") has settled the litigation in which it was involved on the Partnership's behalf with the City of Tempe, Arizona related to a default by a lessee, MobilePro Corp.   MobilePro was a lessee that had defaulted on its lease of wi-fi equipment installed throughout the City of Tempe as part of a municipal broadband wireless network.  Due to a dispute between Commonwealth and Tempe regarding ownership of and access to the wi-fi equipment post-default, Commonwealth and Tempe sued each other for the equipment and various amounts of damages.

A jury trial of Case No. CV09-00274 was held in U.S. District Court for the District of Arizona on May 16-18 and May 24-25, 2011.  On May 25, 2011, judgment was entered in accordance with the jury’s verdict in favor of the City of Tempe and against Commonwealth in the amount of $1,808,904.  The Partnership’s share of the judgment, based upon its proportionate participation in the MobilePro lease transaction, was $866,217.  Commonwealth. filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on September 23, 2011 requiring that the Partnership contribute its proportionate share ($960,000) to a $2,000,000 letter of credit required to post an appeal bond and commence the appeal.  Commonwealth and the City of Tempe attended a mediation on March 9, 2012, at which both parties agreed to settle the dispute in lieu of continuing a lengthy and costly federal appeal.  They agreed to settle the matter for $1,175,000, which will be paid out of funds already posted for the appeal bond. As of December 31,2011, the Partnership has recorded a contingent liability for its proportionate share of this contingency loss of approximately $564,000.  The remainder of the bond collateral will be returned to Commonwealth and the Partnership’s proportionate share will be allocated back to the Partnership.

ITEM 4:                       MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop.  As of December 31, 2011, there were 872 holders of units.  The units are not listed on any exchange or permitted to trade on any over-the-counter market.  In addition, there are substantial restrictions on the transferability of units.

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

The Partnership began to accept redemption requests beginning 30 months following the termination of the public offering of its units.  There will be no limitations on the period of time that a redemption request may be pending prior to its being granted.   Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request. In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request.   Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  During the years ended December 31, 2011 and 2010 limited partners redeemed 832 and 4,806 units, respectively, of the partnership for a total redemption price of approximately $5,000 and $41,000, respectively, in accordance with the terms of the limited partnership agreement.

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

Distributions in the following amounts were paid to the Limited Partners during the year 2011 and 2010:

Quarter Ended	2011	2010
March 31	$446,827	$613,209
June 30	-	612,979
September 31	-	612,526
December 31	-	612,526
Total	$446,827	$2,451,240

As a result of a jury’s verdict in favor of the City of Tempe, (see Note 8), the Partnership has temporarily suspended distributions, beginning with the second quarter of 2011 and continuing through the first quarter of 2012. The General Partner will continue to reassess the funding of limited partner distributions throughout the remainder of 2012. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by refinancing equipment, or by borrowing within its permissible limits.

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

ITEM 6:                      SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7:                      MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We were formed on May 19, 2003 for the purpose of acquiring various types of business-essential technology equipment, including computer information technology, telecommunications, medical technology, inventory management and other similar capital equipment.  We offered for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the “offering”).  We reached the minimum offering amount, broke escrow and commenced operations on March 14, 2005.  The offering terminated on February 24, 2006 with 1,249,951 units ($24,957,862) sold.

Our management team consists of the officers of our corporate General Partner, Commonwealth Income & Growth Fund, Inc.  We have utilized the net proceeds of our public offering to purchase equipment that is subject to leases with businesses throughout the United States.  We have also utilized debt financing (not in excess of 30% of the aggregate cost of the equipment owned or subject to conditional sales contracts at the time the debt is incurred) to purchase additional equipment.  We acquire and lease equipment principally to U.S. corporations and other institutions pursuant to operating leases.  We retain the flexibility to enter into full payout net leases and conditional sales contracts, but have not done so.

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

We also acquire high technology medical, telecommunications and inventory management equipment. Our General Partner seeks to maintain an appropriate balance and diversity in the types of equipment acquired. The market for high technology medical equipment is growing each year.  Generally, this type of equipment has a longer useful life.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $628 billion equipment finance sector, showed overall new business volume for the year ending 2011 increasing 25% relative to the same period of 2010.  Credit quality remained steady as the rate of receivables aged in excess of 30 days rose slightly from 2.0% in November to 2.1% in December.  Additionally, charge-offs remained unchanged at 0.7% in the Fourth quarter of 2011.  Seventy Percent of ELFA reporting members reported submitting more transactions for approval during the final month of 2011 as compared to 65.5% the previous month.  For 2012, the ELFA has forecast a 4.1% increase in finance volume year over year.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  During 2011 we experienced a modest strengthening in the global economy.   As we move into 2012 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. Given these circumstances, we believe companies overall, will continue to increasingly turn to leasing, as a financing solution.  It is our belief that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to acquire equipment for the portfolio and leasing revenues during that period will remain strong.

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

Revenue Recognition

Through December 31, 2011, we have solely entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

Lease Income Receivable

Lease income receivable includes current lease income receivable net of allowances for uncollectible accounts, if any. The Partnership monitors lease income receivable to ensure timely and accurate payment by lessees.  Its Lease Relations department is responsible for monitoring lease income receivable and, as necessary, resolving outstanding invoices. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends and other information.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of Significant Accounting Policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the years ended December 31, 2011 and 2010 was generated by operating activities of approximately $1,134,000 and $1,799,000, respectively, which includes a net loss of approximately $1,707,000 and $1,730,000 respectively.  Payable to affiliate for approximately $512,000 was also a source of cash for 2011. Borrowings of approximately $149,000 were also a source of our 2010 cash. Net proceeds from the sale of equipment were approximately $478,000 for the year ended December 31, 2011. This compares to net proceeds from the sale of equipment during 2010 of approximately $496,000.

Our primary use of cash for the year ended December 31, 2011 was for capital expenditures for new equipment of approximately $575,000, distributions to partners of approximately $448,000 and to fund an  $960,000 escrow account related to the litigation settlement with the City of Tempe discussed in Item 3 – Legal Proceedings.  This compares to capital expenditures of approximately $391,000 and distributions of approximately $2,476,000 for the year ended December 31, 2010. Capital expenditures increased as a result of an increase in equipment investment opportunities. As a result of a jury’s verdict in favor of the City of Tempe, (see  Part II:  Item 1, Legal Proceedings), management has suspended distributions to investors until at least the first quarter of 2012, and we may also refinance or leverage equipment to meet our cash flow needs, if necessary.

For the years ended December 31, 2011 and 2010 depreciation and amortization expenses were approximately $1,939,000 and $3,814,000, respectively. Additionally, other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $187,000 and $267,000, respectively, gain of sale of equipment of approximately $100,000 and $291,000, respectively, and bad debt expense of approximately $13,000 and $99,000 respectively.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.  We intend to invest approximately $1,000,000 in additional equipment during 2012, primarily through debt financing.

At December 31, 2011, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $205,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2011, the total cash bank balance was fully insured.

The Partnership deposits its funds with a large banking institution.  We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2012 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

As of December 31, 2011, we had future minimum rentals on noncancellable operating leases of approximately $685,000 for the year ending 2012 and approximately $608,000 thereafter.  These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The balance of our non-recourse debt at December 31, 2011 was approximately $358,000 with interest rates ranging from 3.95% to 7.50% which will be payable through July 2014. We assumed debt in connection with the purchase of computer equipment of approximately $188,000 and $214,000 during 2011 and 2010, respectively. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease.  For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term.  Management does not expect significant interest rate increases to take place during the remainder of 2012, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.    Our share of the equipment in which we participate with other partnerships at December 31, 2011 was approximately $9,280,000, and is included in our fixed assets on our balance sheet.  The total cost of the equipment we share with other partnerships at December 31, 2011 was approximately $29,772,000.  Our share of the outstanding debt associated with this equipment at December 31, 2011 was $351,000.  The total outstanding debt related to the equipment we share at December 31, 2011 was approximately $952,000.

As we and the other programs managed by our General Partner continue to acquire equipment for the portfolios, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.  Thus, total shared equipment and related debt should continue to trend at a relatively steady pace for the remainder of 2012.

Our cash flow from operations is expected to continue to be adequate to cover all operating expenses and liabilities.  During 2011, our operating expenses (including legal fees) decreased approximately $79,000 due to increased efficiencies as daily operations continued within the fund.  If available cash flow or net asset disposition proceeds are insufficient to cover our expenses and liabilities on a short or long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within our permissible limits.  As a result of the litigation with the City of Tempe, the Partnership had temporarily suspended distributions, beginning with the second quarter of 2011. The General Partner will continue to reassess the funding of limited partner distributions throughout the remainder of 2012. The General Partner and CCC will determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to increase the Partnership’s cash flow.

RESULTS FROM OPERATIONS

For the year ended December 31, 2011 we recognized revenue of approximately $1,543,000 and expenses of approximately $3,250,000 resulting in net loss of approximately $1,707,000.

We have 201 operating leases that generated lease revenue of approximately $1,431,000 during 2011.  Management expects to add new leases to our portfolio throughout 2012, funded primarily through debt.

Lease revenue decreased to approximately $1,431,000 for the year ended December 31, 2011 from approximately $2,727,000 for the year ended December 31, 2010. This decrease was primarily due to more lease agreements ending during 2011 and not being replaced with as many new equipment acquisitions.

For the years ended December 31, 2011 and 2010, we recognized interest income of approximately $12,000, and $41,000, respectively, as a result of cash deposited in our bank accounts.  The amount in such accounts, and therefore the interest income therefrom, will fluctuate throughout 2012 due to many factors, including the pace of equipment acquisitions and distributions.

For the years ended December 31, 2011, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operations.  These expenses decreased to approximately $667,000 during 2011 from approximately $746,000 in 2010.  This decrease is primarily attributable to a lower allocation of management fees and other expenses by the General Partner to increase cash flows during 2011.

A contingency loss of approximately $564,000, related to the City of Tempe, Arizona litigation settlement, was recorded in 2011. There was no such loss in 2010.

We pay an equipment management fee to our General Partner for managing our equipment portfolio.  In July of 2010, the equipment management fee was reduced to 2.5% from 5% of the gross lease revenue attributable to equipment that is subject to operating leases.  The equipment management fee for finance leases is 2% of the gross lease revenue attributable to that equipment.  For the year ended December 31, 2011 the equipment management fee decreased to approximately $35,000 from approximately $111,000 for the year ended December 31, 2010 which is attributable to the decrease in lease revenue and the reduction of operating lease equipment management fees to 2.5% from 5% during 2010.

For the year ended December 31, 2011, interest expense increased to approximately $31,000 from approximately $19,000 for the year ended December 31, 2010.  This increase is a result of additional debt obligations taken on by the Partnership during 2011.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees.  For the years ended December 31, 2011 and 2010, these expenses were approximately $1,939,000 and $3,814,000, respectively. This decrease was due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new equipment purchases during 2011. The decrease was partially offset because the Partnership recorded an impairment charge at December 31, 2011 and 2010 of approximately $404,000 and $15,000, respectively. The increase in impairment charges relates to an impairment charge taken on the Allied equipment. See Item 3 – Legal Proceedings – Allied Health Care for further details.

Net loss decreased to approximately $1,707,000 for the year ended December 31, 2011 from approximately $1,730,000 for the year ended December 31, 2010. The changes in net loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A:                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8:                      FINANCIAL STATEMENTS

Our financial statements, including selected quarterly financial data for the fiscal years ended December 31, 2011 and 2010 and the reports thereon of Asher & Company, Ltd, are included in this annual report.

ITEM 9:                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A:                   CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the principal executive officer and principal financial officer, has evaluated the effectiveness of our controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K.  Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2011, our disclosure controls and procedures are effective in ensuring that information relating to us (including our consolidated subsidiaries), which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2011. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2011, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

NONE

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

    Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 52, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations.  Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp.  Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO.  Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance.  From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia.  At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division.  Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses.  She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee.  Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

      Henry J. Abbott, age 61, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates.  Mr. Abbott is a registered principal of the broker/dealer.  Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008.  Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years.  Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses.  Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector.  Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

  Gregory M. Lorenz, age 49, joined Commonwealth Capital Securities Corp. as its President in August 2010, and became a registered principal on October 8, 2010.  Prior to joining Commonwealth Capital Securities Corp., Mr. Lorenz served as a Financial Advisor with Allstate Financial Services from November 2009 to August 2010. His background also includes running his own fee-only financial planning practice from November 2003 to November 2006, and serving as a Financial Advisor for UBS Financial Services from November 2006 to August 2007 and E*Trade Securities from February 2008 to May 2009.  Prior to his employment with the above firms, Mr. Lorenz served as a Portfolio Manager for nine years, five of which were spent managing 17 separate Income & Growth Funds for Commonwealth Capital Corp., where he worked from 1994 to 1998.  Mr. Lorenz has been a requested speaker at several esteemed conferences and organizations, including the Wheat First Butcher Singer (currently Wells Fargo Advisors) Direct Investment Leadership Conference, the Equipment Leasing and Finance Association and the American Society of Appraisers. He has also written articles and been quoted in various publications including Euromoney, Computerworld and The Equipment Leasing & Asset-Based Borrowing Report.  Mr. Lorenz’s areas of expertise include investment, education, insurance, retirement and estate planning.  Mr. Lorenz earned his CERTIFIED FINANCIAL PLANNER™ credentials in June 2005, received his Certificate in Financial Planning from Texas A&M University, Commerce, TX, and attended Orange Coast College, Costa Mesa, CA. He holds his Series 7 General Securities Representative License, Series 66 Registered Investment Advisor Representative License, Series 39 Direct Participation Program Principal’s License and the California Department of Insurance Life & Health and Variable Contracts Licenses.

    Lynn Franceschina , age 40, joined Commonwealth in 2001 as Vice President and Accounting Manager.  In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates.  She was named as a director of CCC and its affiliates in June 2006.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation.  Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University.  Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman.  Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter.  Ms. Franceschina holds her FINRA Series 22, 63, and 39 licenses.  She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

    Jay Dugan, age 63, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006.  Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow.  Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology.  Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician.  Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

    Peter Daley, age 71, joined Commonwealth in June 2006 as a director.  Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment.  Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.”   In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business.  Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports.  This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases.  He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment.  Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public.  From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies.  From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965.  Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

  James Pruett, age 46, joined Commonwealth in 2002 as an Executive Assistant.  Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates.  Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008.  Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements.  Mr. Pruett assists in the management of shareholder records and updates.  Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee.  Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses.  Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company.  Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison.  Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    Mark Hershenson, age 46, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007.  Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments.  Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002.  He has written a book for the Florida Insurance Commissioner on how to sell insurance products.  Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives.  Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College.  He holds his FINRA Series 6, 7, 39 and 63 licenses.  Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

    Richard G. Devlin, age 40, joined Commonwealth in October 2006 as Vice President and General Counsel.  Mr. Devlin is responsible for all syndication and Blue Sky activities, FINRA and SEC registrations, contract administration and general legal matters as head of the Legal Department.  Mr. Devlin also assists with broker-dealer compliance functions. Prior to joining Commonwealth, Mr. Devlin was employed since December 2000 as an associate with the law firm Reed Smith, LLP in Philadelphia, where he was responsible for all elements of public and private securities offerings as issuer’s counsel.  Mr. Devlin has developed programs and advised clients regarding compliance with the Sarbanes-Oxley Act of 2002 and related corporate governance and disclosure regulations.  Mr. Devlin has advised both foreign and domestic entities on US securities law compliance in the context of IPOs, exchange listing, private placements, mergers, and employee benefit plans.  In 1997 Mr. Devlin graduated Magna Cum Laude from the University of Pittsburgh School of Law with a Juris Doctorate and in 1994 he completed his Bachelor of Science in Business Administration and Finance at The American University in Washington, DC.  Mr. Devlin is admitted to the bar in New Jersey and Pennsylvania, and holds his FINRA Series 22 and 63 Licenses.  Mr. Devlin is also a member of the Website Committee and the Disaster Recovery Committee and is a member of the Equipment Leasing and Finance Association, REISA and the Investment Program Association.

    David W. Riggleman, age 49, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008.  Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition.  Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland.  At Raymond James, he served as a Branch Owner in the Advisor Select Program.  He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management.  From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason.  While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million.  He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000.  From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million.  Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

    Edmond J. Enderle, age 65, joined Commonwealth in August 2006 as Vice President and Controller.  Mr. Enderle is responsible for regulatory filings, internal controls, budgeting, forecasting, cash flow projections and all accounting related to syndication.  Mr. Enderle also functions as the Audit Liaison.  Prior to Commonwealth, Mr. Enderle worked most recently at Sunoco Logistics Partners LP located in Philadelphia.  This company boasted $4.5 billion in revenue, and here Mr. Enderle served as the Accounting Manager where he was responsible for SEC reporting, financial accounting, reporting and analysis, preparation of annual revenue and expense budgets and managing the monthly close process ensuring adherence to GAAP. Mr. Enderle also conducted environmental and legal reserve analysis, wrote, reviewed and certified various Sarbanes Oxley procedures and system narratives, and reported to management for strategic planning and executive presentations. Prior to Sunoco Logistics, Mr. Enderle worked at Sunoco Inc. (GP of Sunoco Logistics. Operator of 5 Oil Refineries) as the Accounting Manager in the Supply Chain department where his responsibilities included management of the Crude and Refined Oil Pools, departmental budgeting, monthly closing processes, and financial analysis and reporting.
Mr. Enderle attended St. Josephs University in Philadelphia and holds a Bachelor of Science in Accounting and also attended Widener University in Chester, Pennsylvania and holds an MBA in Finance/Taxation.

    Lisa Renshaw, age 53, joined Commonwealth in November 2006 and serves as Vice President and National Sales Manager of CCC. Ms. Renshaw, based in Wilmington, North Carolina, brings over twenty years of leasing experience to CCC and is responsible for spearheading lease acquisitions efforts and is the primary liaison with Lessors in the Eastern United States. Ms Renshaw will continue to strengthen CCC’s relationships and customer base on the east coast. Previously, Ms. Renshaw was employed by IBM Global Finance from 2002 to November 2006 with responsibilities for pricing lease transactions. She supported IGF sales representatives in the East and Central region as well as third party business partners and IBM Global Services by structuring FMV leases, upgrades, extensions, hybrids and migrations.  Prior to IGF, Ms. Renshaw owned her own company, Carrier Capital Resources, from 1992 to 2002, where she brokered lease transactions between lessors and funding sources on a nationwide basis.  During this time, Ms. Renshaw also served on the Board of Directors of the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors).  Prior to 1992, Ms. Renshaw was employed by IBJ Schroeder Bank and Trust (1987 – 1992); PKFinans (1985-1987); Citibank (1981-1985); Playtex (1979 to 1981); Penn Life Insurance (1977-1979); and Greenbelt CARES (1976-1977).  Married with two children, Ms. Renshaw earned her BA in psychology from American University, graduating Cum Laude in 1976.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2011	AMOUNT INCURRED DURING 2010

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
		$618,000	$680,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At December 31, 2011, the remaining balance of prepaid acquisition fees was approximately $20,000, which will be earned in future periods.	$31,000	$24,000
The General Partner	Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates.	$2,000	$4,000
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
		$35,000	$111,000
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
		$5,000	$16,000
The General Partner	Partnership Interest. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of cash available for distribution until the Limited Partners have received distributions of cash available for Distribution equal to their capital contributions plus the 10% cumulative return and thereafter, the General Partner will receive 10% of cash available for distribution.	$1,000	$25,000

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

ITEM 14:                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the Partnership’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, were approximately $89,000 and $79,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2011 and 2010 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2011 and 2010 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2011 and 2010 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2011 other than fees related to audit or tax compliance services.

PART IV

ITEM 15:                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf April 16, 2012 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2012:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund V

Financial Statements
For the years ended December 31, 2011 and 2010

Report of Indepedent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund V
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund V (“Partnership”) as of December 31, 2011 and 2010, and the related statements of operations, Partners’ capital and cash flows for each of the years in the two year period ended December 31, 2011. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund V as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania

April 16, 2012

 Commonwealth Income &
Growth Fund V

Balance Sheets

	December 31,	December 31,
	2011	2010

ASSETS
Cash	$203,066	$79,118
Lease income receivable, net of reserve of approximately $154,000 and $141,000 at December 31, 2011 and 2010, respectively	109,177	287,131
Accounts receivable, Commonwealth Capital Corp.	-	75,079
Other receivables	26,395	11,973
Escrow - Restricted Cash	960,000	-
Prepaid expenses	620	4,202
	1,299,258	457,503

Technology equipment, at cost	10,972,410	17,888,633
Accumulated depreciation	(9,402,459)	(14,834,770)
	1,569,951	3,053,863

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $130,000 and $145,000 at December 31, 2011 and 2010, respectively	55,461	92,705
Prepaid acquisition fees	20,224	41,308
	75,685	134,013

Total Assets	$2,944,894	$3,645,379

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$209,667	$216,721
Accounts payable, General Partner	410,180	260,693
Accounts payable, Commonwealth Capital Corp.	358,090	-
Contingency accrual	564,000	-
Payable to Affiliate	512,114	-
Other accrued expenses	38,186	24,030
Unearned lease income	55,169	187,239
Notes payable	358,090	356,976
Total Liabilities	2,505,496	1,045,659

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	438,398	2,598,720
Total Partners' Capital	439,398	2,599,720

Total Liabilities and Partners' Capital	$2,944,894	$3,645,379

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund V

Statements of Operations

	Years ended December 31,
	2011	2010

Revenue
Lease	$1,430,535	$2,726,878
Interest and other	11,750	40,751
Gain on sale of computer equipment	100,374	290,758
Total revenue	1,542,659	3,058,387

Expenses
Operating, excluding depreciation	406,816	698,545
Equipment management fee, General Partner	35,473	111,245
Legal fees	260,090	47,407
Contingency loss	564,000	-
Interest	31,422	18,901
Depreciation	1,869,215	3,717,809
Amortization of equipment acquisition costs and deferred expenses	69,649	95,853
Bad debt expense	12,768	98,973
Total expenses	3,249,433	4,788,733

Net (loss)	$(1,706,774)	$(1,730,346)

Net (loss) allocated to Limited Partners	$(1,708,196)	$(1,755,107)

Net (loss) per equivalent Limited Partnership unit	$(1.38)	$(1.42)

Weighted average number of equivalent limited partnership units outstanding during the period	1,236,788	1,238,997

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund V

 Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2010	50	1,242,246	$1,000	$6,811,342	$6,812,342
Net income (loss)	-	-	24,761	(1,755,107)	(1,730,346)
Forgiveness of payables	-	-	-	34,939	34,939
Redemptions	-	(4,806)	-	(41,214)	(41,214)
Distributions	-	-	(24,761)	(2,451,240)	(2,476,001)
Balance, December 31, 2010	50	1,237,440	$1,000	$2,598,720	$2,599,720
Net income (loss)	-	-	1,422	(1,708,196)	(1,706,774)
Redemptions	-	(832)	-	(5,299)	(5,299)
Distributions	-	-	(1,422)	(446,827)	(448,249)
Balance, December 31, 2011	50	1,236,608	$1,000	$438,398	$439,398

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund V

Statements of Cash Flows

	Years ended December 31,
	2011	2010

Cash flows from operating activities
Net (loss)	$(1,706,774)	$(1,730,346)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation and amortization	1,938,864	3,813,662
(Gain) on sale of equipment	(100,374)	(290,758)
Bad debt expense	12,768	98,973
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(186,656)	(267,010)
Changes in assets and liabilities
Lease income receivable	165,186	(25,183)
Accounts payable, Commonwealth Capital Corp., net	433,169	(60,889)
Accounts receivable, affiliated limited partnerships	-	10,869
Other receivables	(14,422)	4,586
Prepaid expenses	3,582	245
Accounts payable	(7,057)	70,838
Accounts payable, General Partner	149,487	206,299
Contingency accrual	564,000	-
Unearned lease income	(132,070)	(35,462)
Other accrued expenses	14,156	3,533
Net cash provided by operating activities	1,133,859	1,799,357

Cash flows from investing activities
Capital expenditures	(575,405)	(390,728)
Equipment acquisition fees paid to the General Partner	(9,443)	(10,018)
Net proceeds from the sale of computer equipment	478,249	495,813
Net cash (used in) provided by investing activities	(106,599)	95,067

Cash flows from financing activities
Escrow - Restricted Cash	(960,000)	-
Redemptions	(5,299)	(41,214)
Payable to affiliate	512,114	-
Distributions to partners	(448,249)	(2,476,001)
Borrowing on notes payable	-	148,702
Debt placement fee paid to General Partner	(1,878)	(3,559)
Net cash (used in) financing activities	(903,312)	(2,372,072)

Net increase (decrease) in cash	123,948	(477,648)

Cash at beginning of year	79,118	556,766

Cash at end of year	$203,066	$79,118

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

During the years ended December 31, 2011 and 2010, limited partners redeemed 832 and 4,806 units of partnership interest for a total redemption price of approximately $5,000 and $41,000, respectively in accordance with the terms of its Limited Partnership Agreement (the “Agreement”).

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

The Partnership’s investment objective is to acquire primarily high technology equipment.  Information technology has developed rapidly in recent years and is expected to continue to do so.  Technological advances have permitted reductions in the cost of information technology processing capacity, speed, and utility.  In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly.  The Partnership also acquires high technology medical,  telecommunications and inventory management equipment. The Partnership’s general partner will seek to maintain an appropriate balance and diversity in the types of equipment acquired.  The market for high technology medical equipment is growing each year.  Generally, this type of equipment will have a longer useful life than other types of technology equipment.  This allows for increased re-marketability, if it is returned before its economic or announcement cycle is depleted.

The Partnership’s general partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly-owned subsidiary of CCC. CCC is a member of the Investment Program Association (IPA), REISA, Financial Planning Association (FPA), and the Equipment Leasing and Finance Association (ELFA).   Approximately ten years after the commencement of operations, the Partnership intends to sell or otherwise dispose of all of its equipment, make final distributions to partners, and to dissolve.  Unless sooner terminated or extended pursuant to the terms of the Agreement the Partnership will continue until February 4, 2017.

Allocations of income and distributions of cash are based on the Agreement.  The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During years ended December 31, 2011 and 2010, cash distributions to limited partners for each quarter were made at a rate of approximately 5% and 10% of their original contributed capital, respectively.  Distributions during the years ended December 31, 2011 and 2010 were made to limited partners in the amount of approximately $0.25 and $1.98 based on each investor’s number of partnership units outstanding during the years, respectively.

As a result of a jury’s verdict in favor of the City of Tempe, (see Note 7), the Partnership has temporarily suspended distributions, beginning with the second quarter of 2011 and continuing through first quarter 2012. The General Partner will continue to reassess the funding of limited partner distributions throughout the remainder of 2012. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short or long term basis, the Partnership may attempt to obtain additional funds by refinancing equipment, or by borrowing within its permissible limits.

The General Partner and CCC will determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to increase the Partnership’s cash flow.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2011 and 2010. Fair Value Measurements on a nonrecurring basis as of December 31, 2011 and 2010 are as follows:

	Fair Value as of December 31, 2011	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Equipment	$147,000	$—	$—	$147,000

	Fair Value as of December 31, 2010	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Equipment	$100,000	$—	$—	$100,000

Equipment is measured at fair value on a non-recurring basis in conjunction with the Partnership's impairment analysis. An impairment charge of approximately $404,000 and $15,000 was recorded for equipment written down to fair value in 2011 and 2010, respectively. The fair value of the equipment is calculated using an income approach for 2011 and income and market approaches for 2010. The income approach utilized discounted cash flows based on inputs classified as level 3, within the fair value hierarchy. The primary inputs for the cash flow models were estimates of cash flows from lease revenue and expected residual values, as determined by management. The fair value of the technology equipment under the market approach was determined using quoted market prices and other market information for similar assets.

Fair Value disclosures of financial instruments not recorded at fair value on the balance sheet

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value.  Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2011 and 2010 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2011 and 2010 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market rates.

Revenue Recognition

Through December 31, 2011, we have solely entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

Depreciation on equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

Legal Fees

Legal fees recorded in connection with the Partnership’s contingencies, and all other legal fees of the Partnership, are expensed as incurred.

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

Lease Income Receivable

Lease income receivable includes current lease income receivable net of allowances for uncollectible amounts. The Partnership monitors lease income receivable to ensure timely and accurate payment by lessees.  Its Lease Relations department is responsible for monitoring lease income receivable and, as necessary, resolving outstanding invoices. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

The Partnership reviews a customer’s credit history before extending credit. In the event of a default it may establish a provision for uncollectible lease income receivable based upon the credit risk of specific customers.

Cash

At December 31, 2011, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $205,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2011, the total cash bank balance was fully insured.

At December 31, 2010, cash was held in three bank accounts maintained at one institution with an aggregate cash balance of approximately $84,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At December 31, 2010, the total cash bank balance was fully insured.

The Partnership deposits its funds with a large banking institution.  We have not experienced any losses in such accounts, and believe we are not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2012 due to many factors, including the pace of additional revenues, equipment acquisitions and distributions.

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

Net (Loss) Per Equivalent Limited Partnership Unit

The net (loss) per equivalent limited partnership unit is computed based upon net (loss) allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11 (“ASC Update 2011-11”), Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires an entity to disclose information about offsetting and related arrangements to enable user of its financial statements to understand the effect of those arrangements on its financial position. The amendments in this update are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements.  Some of the amendments clarify the Board’s intent about application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring or disclosing fair value measurement information.  The amendments in this update are for interim and annual periods beginning after December 15, 2011.  The Partnership is currently evaluating the effect this ASU will have on its financial statements.

In April 2011, the FASB issued ASU No. 2011-02 (“ASC Update 2011-02”) A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  This ASU provides additional guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  The additional guidance is intended to create additional consistency in the application of generally accepted accounting principles (GAAP) for debt restructuring. The amendments in this Update were effective for the first interim or annual period beginning on or after June 15, 2011, and were required to be applied retrospectively to the beginning of the annual period of adoption. The Partnership adopted this ASU during the third quarter of 2011 and it did not have a material effect on its financial statements.

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

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management Equipment and other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 36 months.  In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

The Partnership recorded impairment charges of approximately $404,000 and $15,000 for the years ended December 31, 2011 and 2010 respectively. These amounts are included in depreciation expense in the accompanying financial statements.

Remarketing fees are incurred to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met and the lessee extends or renews the lease, or the equipment is sold.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the up-front fee paid to the leasing company.  For the years ended December 30, 2011 and 2010, the Partnership incurred remarketing fees of approximately $80,000 and $130,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the equipment in which it participates with other partnerships at December 31, 2011 was approximately $9,280,000 and is included in the Partnership’s fixed assets on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2011 was approximately $29,772,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2011 was approximately $351,000. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2011 was approximately $952,000.

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

As the Partnership and the other programs managed by the General Partner continue to acquire new equipment for the portfolio, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio.

The following is a schedule of future minimum rentals on noncancelable leases at December 31, 2011:

Year Ending December 31,	Amount

2012	$685,000
2013	394,000
2014	214,000
$1,293,000

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue for the year ended December 31:

2011
Marriott International, Inc.	10%

2010
Government Employees Insurance Company	21%

Lessees equal to or exceeding 10% of lease income receivable at December 31:

2011
Perspective Charter Schools	42%
SuperValu, Inc.	14%

2010
Chrysler Corporation	45%

5.	Related Party Transactions

Forgiveness of Related Party payables

During the year ended December 31, 2011, there was no forgiveness recorded. During the year ended December 31, 2010, the General Partner and CCC forgave approximately $35,000 of payables owed to it by the Partnership.

Receivables/Payables

As of December 31, 2011 the Partnership’s related party receivables are short term, unsecured, and non-interest bearing.

During the year ended December 31, 2011, the Partnership recorded a payable to an affiliate in the amount of approximately $512,000, including interest. The payable carries an annual interest rate of 6.25%. The payable is expected to be paid back during 2012.

Reimbursable expenses
Reimbursable expenses, including legal fees, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.  See "Summary of Significant Accounting Policies - Reimbursable Expenses," above.

Equipment acquisition fee
The General Partner earns an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased, as compensation for the negotiation of the acquisition of the equipment and lease thereof, or sale under a conditional sales contract.   At December 31, 2011, the remaining balance of prepaid acquisition fees was approximately $20,000, which is expected to be earned in future periods.

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

For the years ended December 31, 2011 and 2010 we incurred the following fees:

	2011	2010
Reimbursable expenses	$618,000	$680,000
Equipment acquisition fee	$31,000	$24,000
Debt placement fee	$2,000	$4,000
Equipment management fee	$35,000	$111,000
Equipment liquidation fee	$5,000	$16,000

6.  Notes Payable

Notes payable consisted of the following amounts:

	December 31, 2011	December 31, 2010

Installment note payable to bank; interest at 5.75% due in quarterly installments of $22,756 including interest, with final payment in January 2011	$-	$22,000

Installment note payable to bank; interest at 6.21%, due in monthly installments of $1,368, including interest, with final payment in May 2012	7,000	22,000

Installment notes payable to bank; interest rates ranging from 5.89% to 7.50%, due in monthly installments of $7,104 and $6,666, including interest, with final payment in April 2013	163,000	313,000

Installment notes payable to bank; interest at 3.95%, due in quarterly installments of $9,657 and $6,824, including interest, with final payment in July 2014	188,000	-
	$358,000	$357,000

The notes are secured by specific technology equipment with a carrying value of approximately $479,000 and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate payments of notes payable for each of the periods subsequent to December 31, 2011 are as follows:

Year Ending December 31,

2012	$221,000
2013	89,000
2014	48,000
$358,000

7.  Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2011	2010

Forgiveness of related party payables recorded as a capital transaction	$-	$35,000

Debt assumed in connection with purchase of computer equipment	$188,000	$214,000

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$21,000	$25,000

During the year ended December 31, 2011, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $84,000, and fully depreciated MobilePro equipment of approximately $937,000. In 2010, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $82,000 and wrote-off previously reserved lease income receivable in the amount of approximately $16,000.

8. Commitments and Contingencies

Allied Health Care
On June 18, 2010, Commonwealth Capital Corp. (the parent of our general partner) filed suit on our behalf against Allied Health Care Services Inc. (“Allied”).  Allied is a lessee of medical equipment that failed to make its monthly lease payments since March 2010. Since March 2010, Commonwealth attempted on several occasions to collect lease rentals from Allied, but to no avail.   The Partnership's suit was filed in the U.S. District Court (District of New Jersey - Case No 2:10-cv-03135), for all outstanding rents, the value of leased equipment and all costs of collection.

On August 19, 2010, an involuntary petition for relief under Chapter 7 of the Bankruptcy Code was filed against Allied in the US Bankruptcy Court for the District of New Jersey.  On September 3, 2010, Mr. Schwartz was arrested by the FBI for alleged mail fraud in connection with his medical equipment leasing business. Additionally, Commonwealth was one of the petitioning creditors in an involuntary Chapter 7 bankruptcy petition filed against Mr. Schwartz personally on September 17, 2010, in the same court.  To date, the Partnership has taken a 100% reserve against the Allied receivables, reflecting the uncertainty of the outcome of these cases and funds that may be available for creditors. The bankruptcy trustee has not yet indicated whether he will pursue adversary claims against creditors seeking the return of pre-petition payments made by Allied, and therefore the Partnership's exposure to such potential claims remains indeterminable at this time.

Upon considering the criminal complaints against Mr. Schwartz and his alleged co-conspirator, related press releases, and due to Mr. Schwartz’ resulting conviction for fraud in November 2011, management has fully impaired all related equipment for approximately $370,000. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

MobilePro Corp./City of Tempe, AZ
Commonwealth Capital Corp. ("Commonwealth") has settled the litigation in which it was involved on the Partnership's behalf with the City of Tempe, Arizona related to a default by a lessee, MobilePro Corp.   MobilePro was a lessee that had defaulted on its lease of wi-fi equipment installed throughout the City of Tempe as part of a municipal broadband wireless network.  Due to a dispute between Commonwealth and Tempe regarding ownership of and access to the wi-fi equipment post-default, Commonwealth and Tempe sued each other for the equipment and various amounts of damages.

A jury trial of Case No. CV09-00274 was held in U.S. District Court for the District of Arizona on May 16-18 and May 24-25, 2011.  On May 25, 2011, judgment was entered in accordance with the jury’s verdict in favor of the City of Tempe and against Commonwealth in the amount of $1,808,904.  The Partnership’s share of the judgment, based upon its proportionate participation in the MobilePro lease transaction, was $866,217.  Commonwealth. filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit on September 23, 2011 requiring that the Partnership contribute its proportionate share ($960,000) to a $2,000,000 letter of credit required to post an appeal bond and commence the appeal.  Commonwealth and the City of Tempe attended a mediation on March 9, 2012, at which both parties agreed to settle the dispute in lieu of continuing a lengthy and costly federal appeal.  They agreed to settle the matter for $1,175,000, which will be paid out of funds already posted for the appeal bond. As of December 31,2011, the Partnership has recorded a contingent liability for its proportionate share of this contingency loss of approximately $564,000.  The remainder of the bond collateral will be returned to Commonwealth and the Partnership’s proportionate share will be allocated back to the Partnership.

9.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2011 and 2010 as follows:

	2011	2010
Financial statement basis of net assets	$439,398	$2,599,720
Tax basis of net assets (unaudited)	265,310	2,839,671
Difference	$174,088	$(239,951)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Year ended December 31,	2011	2010

Net (loss) for financial reporting purposes to taxable (loss)	$(1,706,774)	$(1,730,346)
Adjustments (unaudited)
Gain (loss) on sale of computer equipment	(260,225)	(1,208,707)
Depreciation	(999,106)	(353,797)
Amortization	62,336	76,434
Unearned lease income	(121,433)	(35,462)
Penalties	2,413	3,746
Bad debts	26,980	12,787
Contingency loss	564,000	-
Other	310,996	12,283
Taxable (loss) on the Federal Partnership return (unaudited)	$(2,120,813)	$(3,223,062)

The “Adjustments – Other” includes financial statement adjustments that will be reflected on the tax return in the subsequent year and is primarily attributable to an impairment charge of approximately $404,000 for the year ended December 31, 2011.
Adjustment or loss on sale of equipment is due to longer useful lives for tax reporting purposes.

10.  Quarterly Results of Operations (Unaudited)

Summarized quarterly financial data for the year ended December 31, 2011 is as follows:

	Quarter ended
	March 31	June 30	September 30	December 31

2011

Revenues
Lease and other	$413,554	$366,289	$351,617	$310,825
Gain on sale of computer equipment	45,308	5,262	12,291	37,513
Total revenues	458,862	371,551	363,908	348,338

Total costs and expenses	747,392	898,752	424,324	1,178,965

Net (loss)	$(288,530)	$(527,201)	$(60,416)	$(830,627)
Net (loss) allocated to limited partners	$(289,952)	$(527,201)	$(60,416)	$(830,627)
Net (loss) per limited partner unit	$(0.23)	$(0.43)	$(0.05)	$(0.67)

Summarized quarterly financial data for the year ended December 31, 2010 is as follows:

	Quarter ended
	March 31	June 30	September 30	December 31

2010

Revenues
Lease and other	$963,574	$782,474	$568,095	$453,486
Gain on sale of computer equipment	82,096	9,043	161,754	37,865
Total revenues	1,045,670	791,517	729,849	491,351

Total costs and expenses	1,427,383	1,277,784	1,116,941	966,625

Net (loss)	$(381,713)	$(486,267)	$(387,092)	$(475,274)
Net (loss) allocated to limited partners	$(387,909)	$(492,460)	$(393,278)	$(481,460)
Net (loss) per limited partner unit	$(0.31)	$(0.40)	$(0.32)	$(0.39)