Form 10-Q
period 2012-06-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2012-08-14
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 or

 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

FORM 10-Q
JUNE 30, 2012

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents	$71,760	$203,066
Lease income receivable, net of reserve of approximately $154,000 at June 30, 2012 and December 31, 2011	65,190	109,177
Other receivables	11,684	26,395
Escrow - Restricted Cash	-	960,000
Prepaid expenses	413	620
	149,047	1,299,258

Equipment, at cost	12,188,446	10,972,410
Accumulated depreciation	(9,742,424)	(9,402,459)
	2,446,022	1,569,951

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $35,000 and $130,000 at June 30, 2012 and December 31, 2011, respectively	83,000	55,461
Prepaid acquisition fees	-	20,224
	83,000	75,685

Total Assets	$2,678,069	$2,944,894

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$132,794	$209,667
Accounts payable, General Partner	458,878	410,180
Accounts payable, Commonwealth Capital Corp.	498,729	358,090
Contingency accrual	-	564,000
Payable to Affiliate	105,465	512,114
Other accrued expenses	41,327	38,186
Unearned lease income	48,173	55,169
Notes payable	1,049,060	358,090
Total Liabilities	2,334,426	2,505,496

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	342,643	438,398
Total Partners' Capital	343,643	439,398

Total Liabilities and Partners' Capital	$2,678,069	$2,944,894

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue
Lease	$327,027	$365,954	$616,851	$775,668
Interest and other	164	335	339	4,175
Gain on sale of equipment	16,495	5,262	19,186	50,570
Total revenue	343,686	371,551	636,376	830,413

Expenses
Operating, excluding depreciation	74,322	151,419	138,176	349,165
Legal	17,845	196,889	17,969	209,028
Contingency loss	-	176,000	-	176,000
Equipment management fee, General Partner	8,175	9,139	15,833	19,382
Interest	14,664	4,841	22,428	9,757
Depreciation	289,420	342,899	525,210	846,711
Amortization of equipment acquisition costs and deferred expenses	13,932	17,565	29,500	36,101
Other	207	-	3,015	-
Total expenses	418,565	898,752	752,131	1,646,144

Net loss	$(74,879)	$(527,201)	$(115,755)	$(815,731)

Net loss allocated to Limited Partners	$(74,879)	$(527,201)	$(115,755)	$(817,153)

Net loss per equivalent Limited Partnership unit	$(0.06)	$(0.43)	$(0.09)	$(0.66)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,236,608	1,236,608	1,236,608	1,236,973

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the six months ended June 30, 2012
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2012	50	1,236,608	$1,000	$438,398	$439,398
Net loss	-	-	-	(115,755)	(115,755)
Cash Contributions - CCC	-	-	-	20,000	20,000
Balance, June 30, 2012	50	1,236,608	1,000	342,643	343,643

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Six Months ended
	June 30, 2012	June 30, 2011

Net cash (used in) provided by operating activities	$(217,656)	$621,940

Investing activities:
Capital expenditures	(489,045)	(77,706)
Equipment acquisition fees, General Partner	(30,583)	-
Net proceeds from the sale of computer equipment	38,861	295,771
Net cash (used in) provided by investing activities	(480,767)	218,065

Financing activities:
Redemptions	-	(5,299)
Release of escrow - Restricted Cash	960,000	-
Payments on payable to affiliate	(406,649)	-
Cash Contributions - CCC	20,000	-
Debt placement fee paid to the General Partner	(6,234)	-
Distributions to partners	-	(448,249)
Net cash provided by (used in) financing activities	567,117	(453,548)

Net (decrease) increase in cash	(131,306)	386,457

Cash and cash equivalents at beginning of period	203,066	79,118

Cash and cash equivalents at end of period	$71,760	$465,575

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

As a result of a jury’s verdict in favor of the City of Tempe, the Partnership has temporarily suspended distributions, beginning with the second quarter of 2011 and continuing through third quarter 2012. Although litigation was ultimately settled in March 2012, the General Partner will continue to reassess the funding of limited partner distributions throughout the remainder of 2012. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short or long term basis, the Partnership may attempt to obtain additional funds by refinancing equipment, or by borrowing within its permissible limits.

The General Partner and CCC will determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to increase the Partnership’s cash flow.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2011 has been prepared from the books and records without audit.  Financial information as of December 31, 2011 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2011.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2012.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2012 and December 31, 2011 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2012 and December 31, 2011 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

At June 30, 2012, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $74,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At June 30, 2012, the total cash bank balance was as follows:

At June 30, 2012	Amount
Total bank balance	$74,000
FDIC insured	(74,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC as of June 30, 2012.  The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange.  The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2012 due to many factors, including the pace of additional cash receipts, equipment acquisitions, interest rates and distributions to investors.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04 (“ASC Update 2011-04”), Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS. This ASU is intended to update the fair value measurement and disclosure requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. Some of the amendments clarify the Board’s intent about application of existing fair value measurement requirements, while others change a particular principle or requirement for measuring or disclosing fair value measurement information. The amendments in this update are for interim and annual periods beginning after December 15, 2011. The Partnership adopted the provisions of this ASU during the first quarter of 2012, and the required changes in presentation and disclosure requirements have been included in its financial statements. The adoption did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases.  These are fees that are earned by the leasing companies when the initial terms of the lease have been met.  The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages  potential extensions, remarketing or sale of equipment.  This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance.  The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee.  Remarketing fees incurred in connection with lease extensions are accounted for as operating costs.  Remarketing fees incurred in connection with the sale of computer equipment are included in our gain or loss calculations.  For the six months ended June 30, 2012 and 2011, the Partnership incurred remarketing fees of approximately $20,000 and $45,000, respectively. For the six months ended June 30, 2012 and 2011 the Partnership paid approximately $21,000 and $30,000, respectively, in such fees.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.    The Partnership’s share of the equipment in which it participates with other partnerships at June 30, 2012 was approximately $9,791,000 and is included in the Partnership’s fixed assets on its balance sheet.  The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2012 was approximately $30,405,000.  The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2012 was approximately $624,000. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2012 was approximately $1,374,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2012:

Amount
Six Months ended December 31, 2012	$536,000
Year ended December 31, 2013	825,000
Year ended December 31, 2014	626,000
Year ended December 31, 2015	57,000
$2,044,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2012, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

During the year ended December 31, 2011, the Partnership recorded a payable to an affiliate in the amount of approximately $512,000, including interest. The balance is approximately $105,000 at June 30, 2012. The payable carries an annual interest rate of 6.25%. The payable is expected to be paid back during 2012.

Six months ended June 30,	2012	2011

Reimbursable expenses
Reimbursable expenses, including legal fees, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.	$134,000	$400,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At June 30, 2012, the remaining balance of prepaid acquisition fees was $0, as all equipment acquisition fees have been earned. For the six months ended June 30, 2012, approximately $6,000 of acquisition fees were waived by the General Partner.	$51,000	$3,000

Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness.  No such fee will be paid with respect to borrowings from the general partner or its affiliates.  We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested.  The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. During the six months ended June 30, 2012, the General Partner waived approximately $3,000 of debt placement fees.
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
	$16,000	$19,000

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner.  The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement.  Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the six months ended June 30, 2012, the General Partner waived approximately $1,000 of equipment liquidation fees.
	$-	$5,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2012	December 31, 2011
Installment note payable to bank; interest at 6.21% due in monthly installments of $1,368, including interest, with final payment in May 2012	$-	$7,000
Installment notes payable to bank; interest rates ranging from 5.89% to 7.50%, due in monthly installments of $6,666 and $7,104, respectively, including interest, with final payment in April 2013	92,000	163,000
Installment notes payable to bank; interest at 3.95%, due in quarterly installments ranging from $6,824 to $9,657, including interest, with final payment in July 2014	141,000	188,000
Installment notes payable to bank; interest at 3.95%, due in quarterly installments ranging from $4,517 to $9,795, including interest, with final payment in December 2014	345,000	-
Installment notes payable to bank: interest at 5.25%, due in monthly installments of $4,813, including interest, with final payment in March 2015	291,000	-
Installment notes payable to bank; interest at 5.60%, due in monthly installments ranging from $868 to $2,069, including interest, with final payment in April 2015	180,000	-
	$1,049,000	$358,000

These notes are secured by specific computer equipment and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2012 are as follows:

Amount
Six months ending December 31, 2012	$223,000
Year ended December 31, 2013	407,000
Year ended December 31, 2014	374,000
Year ended December 31, 2015	45,000
$1,049,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2012	2011
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$241,000	$97,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2012	2011
Equipment acquisition fees earned by General Partner, upon purchase of equipment, from prepaid acquisition fees	$20,000	$3,000
Debt assumed in conjunction with purchase of equipment	$932,000	$-

At June 30, 2012 and 2011, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $124,000 and $35,000, respectively.

Additionally, at June 30, 2011, the Partnership wrote-off fully depreciated equipment of approximately $937,000, which represented fixed assets located in the city of Tempe, Arizona which will not be recovered as a result of the litigation described in Note 1.

7. Commitments and Contingencies

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, management had fully impaired all equipment and reserved for all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud.  There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The bankruptcy trustee has begun to pursue adversary claims against certain creditors, seeking the return of pre-petition payments made by Allied in excess of such creditors’ losses. Since the Partnership's losses to Allied exceed payments received from Allied, management believes that the Partnership’s exposure to such potential claims remains remote at this time.

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

The Equipment Lease Finance Association ("ELFA") Monthly Leasing and Finance Index which reports economic activity for the $628 billiion equipment finance sector, showed overall new business volume for the 2nd quarter of 2012 increased 14.5% relative to the same period of 2011. Credit quality continued to improve as the rate of receivables aged in excess of 30 days declined slightly when compared to data from the 2nd quarter of 2011. Additionally, charge-offs declined 45.4% in the 2nd quarter of 2012, relative to the same period in 2011. More than 65% of ELFA reporting members reported submitting more transactions for approval during March, a 62% increase over the previous month. For 2012, the ELFA has forecast a 4.1% increase in finance volume year over year.

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

REVENUE RECOGNITION

Through June 30, 2012, we have solely entered into operating leases.  Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the six months ended June 30, 2012 was from the proceeds from the sale of equipment of approximately $39,000, a cash contribution from CCC of approximately $20,000 and from the return of the escrow restricted cash of approximately $960,000.  This compares to the six months ended June 30, 2011 where our primary source of cash was from operating activities of approximately $622,000 and proceeds from the sale of equipment were approximately $296,000.

Our primary use of cash for the six months ended June 30, 2012 was for operating activities of approximately $218,000 for the purchase of new equipment of approximately $489,000, payments on a payable to Affiliate of approximately $407,000 and for equipment acquisition fees of approximately $31,000.  For the six months ended June 30, 2011, our primary uses of cash were for distributions to partners of approximately $448,000, and for capital expenditures of approximately $78,000.

Capital expenditures are expected to occur during the remainder of 2012, as management focuses on additional equipment acquisitions. We intend to invest approximately $700,000 in additional equipment during the remainder of 2012.  The acquisition of this equipment will be primarily funded by debt financing. Any debt service will be funded from cash flows from lease rental payments, and not from public offering proceeds.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

Cash was used in operating activities for the six months ended June 30, 2012 of approximately $218,000, which includes a net loss of approximately $116,000 and depreciation and amortization expenses of approximately $555,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $241,000. Additionally, we had a gain on the sale of equipment in the amount of approximately $19,000.  For the six months ended June 30, 2011 cash was generated by operating activities of approximately $622,000, which includes a net loss of approximately $816,000 and depreciation and amortization expenses of approximately $883,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $97,000. Additionally we had a gain on the sale of equipment in the amount of approximately $51,000.

At June 30, 2012, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $74,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC.  At June 30, 2012, the total cash bank balance was as follows:

At June 30, 2012	Amount
Total bank balance	$74,000
FDIC insured	(74,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC as of June 30, 2012.  The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2012 due to many factors, including the pace of additional limited partner contributions, cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of June 30, 2012, we had future minimum rentals on non-cancelable operating leases of approximately $536,000 for the balance of the year ending December 31, 2012 and approximately $1,508,000 thereafter.

As of June 30, 2012, our debt was approximately $1,049,000, with interest rates ranging from 3.95% to 7.50%, and will be payable through April 2015.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 compared to three months ended June 30, 2011

Revenue

Our lease revenue decreased to approximately $327,000 for the three months ended June 30, 2012, from approximately $366,000 for the three months ended June 30, 2011.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired.

Sale of Equipment

We sold equipment with a net book value of approximately $15,000 for the three months ended June 30, 2012, for a net gain of approximately $16,000. This compared to equipment that we sold for the three months ended June 30, 2011 with a net book value of approximately $140,000, for a net gain of approximately $5,000.

Operating and Legal Expenses

Our operating and legal expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  Operating expenses decreased to approximately $74,000 for the three months ended June 30, 2012, from approximately $151,000 for the three months ended June 30, 2011.  This decrease is primarily attributable to a decrease in various administrative expenses. Legal expenses decreased to approximately $18,000 for the three months ended June 30, 2012 from approximately $197,000 for the three months ended June 30, 2011. The decrease in legal expenses is due to the settlement in March 2012 of the MobilePro/Tempe litigation that was ongoing during 2011.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $8,000 for the three months ended June 30, 2012 from approximately $9,000 for the three months ended June 30, 2011, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $303,000 for the three months ended June 30, 2012, from $360,000 for the three months ended June 30, 2011. This decrease was due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new equipment purchases.

Net Income (Loss)

For the three months ended June 30, 2012, we recognized revenue of approximately $344,000 and expenses of approximately $419,000, resulting in a net loss of approximately $75,000.  For the three months ended June 30, 2011, we recognized revenue of approximately $372,000 and expenses of approximately $899,000, resulting in a net loss of approximately $527,000. This change in net loss is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2012 compared to six months ended June 30, 2011

Revenue

Our lease revenue decreased to approximately $617,000 for the six months ended June 30, 2012, from approximately $776,000 for the six months ended June 30, 2011.  This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired during the six months ended June 30, 2012.

Sale of Equipment

We sold equipment with a net book value of approximately $20,000 for the six months ended June 30, 2012, for a net gain of approximately $19,000. This compared to equipment that we sold for the six months ended June 30, 2011 with a net book value of approximately $245,000, for a net gain of approximately $51,000.

Operating and Legal Expenses

Our operating and legal expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  Operating expenses decreased to approximately $138,000 for the six months ended June 30, 2012, from approximately $349,000 for the six months ended June 30, 2011.  This decrease is primarily attributable to a decrease in various administrative expenses. Legal expenses decreased to approximately $18,000 for the six months ended June 30, 2012 from approximately $209,000 for the six months ended June 30, 2011. The decrease in legal expenses is due to the settlement in March 2012 of the MobilePro/Tempe litigation that was ongoing during 2011.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $16,000 for the six months ended June 30, 2012 from approximately $19,000 for the six months ended June 30, 2011, which is consistent with the decrease in lease revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $555,000 for the six months ended June 30, 2012, from $883,000 for the six months ended June 30, 2011. This decrease was due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new equipment purchases.

Net Income (Loss)

For the six months ended June 30, 2012, we recognized revenue of approximately $636,000 and expenses of approximately $752,000, resulting in a net loss of approximately $116,000.  For the six months ended June 30, 2011, we recognized revenue of approximately $830,000 and expenses of approximately $1,646,000, resulting in a net loss of approximately $816,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2012, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2012 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II:   OTHER INFORMATION

Item 1.  Legal Proceedings

MobilePro Corp./City of Tempe, AZ

Commonwealth Capital Corp. ("Commonwealth") has settled the litigation in which it was involved on the Partnership's behalf with the City of Tempe, Arizona related to a default by a lessee, MobilePro Corp. MobilePro was a lessee that had defaulted on its lease of wi-fi equipment installed throughout the City of Tempe as part of a municipal broadband wireless network. Commonwealth and the City of Tempe agreed to settle the dispute at a mediation held on March 9, 2012, with Commonwealth agreeing to pay a reduced judgment of $1,175,000, of which the Partnership’s share is approximately $564,000. The final settlement agreement was signed in March 30, 2012, and payment made to the City of Tempe on April 3, 2012. The remainder of the bond collateral, after payment of banking fees, was returned to Commonwealth and the Partnership’s proportionate share (approximately $395,000) was allocated back to the Partnership.

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, management had fully impaired all equipment and reserved for all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The bankruptcy trustee has begun to pursue adversary claims against certain creditors, seeking the return of pre-petition payments made by Allied in excess of such creditors’ losses. Since the Partnership's losses to Allied exceed payments received from Allied, management believes that the Partnership’s exposure to such potential claims remains remote at this time.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
August 14, 2012	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer

August 14, 2012	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer