Form 10-K
period 2012-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2013-04-01
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012 or

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
DECEMBER 31, 2012

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

PART I

ITEM 1: BUSINESS

GENERAL

Commonwealth Income & Growth Fund V (the “Partnership” or “CIGF5”) was formed on May 19, 2003 under the Pennsylvania Revised Uniform Limited Partnership Act. The Partnership offered for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the “Offering”). The Partnership raised the minimum capital required ($1,150,000) and commenced operations on March 14, 2005. The Partnership terminated its offering of units on February 24, 2006 with 1,249,951 units ($24,957,862, net of transactions costs of $41,158) sold. Unless sooner terminated, the Partnership will continue until February 4, 2017.

During the year ended December 31, 2012, there were no redemptions granted to limited partners. During the year ended December 31, 2011, limited partners redeemed 832  units of the partnership for a total redemption price of approximately $5,000 in accordance with the terms of the limited partnership agreement.

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

As of December 31, 2012, all equipment purchased by the Partnership is subject to an operating lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2012, the Partnership has not entered into any such agreement.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. Through December 31, 2012, the Partnership has acquired a diversified equipment portfolio, which it has leased to 33 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2012 are as follows:

Equipment Type	Approximate %
Audio Visual	3%
Datacom	2%
Industrial Precision	10%
Inventory Control Systems	1%
Laptops	6%
Medical	25%
Multifunction Centers	27%
Servers	13%
Storage	6%
Workstations	7%
Total	100%

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

An operating lease generally represents a greater risk to the Partnership than a finance lease, because in order to recover the purchase price of the subject equipment and earn a return on such investment, it is necessary to renew or extend the operating lease, lease the equipment to a third party at the end of the original lease term, or sell the equipment.  On the other hand, the term of an operating lease is generally much shorter than the term of a finance lease, and the lessor is thus afforded an opportunity under an operating lease to re-lease or sell the subject equipment at an earlier stage of the equipment’s life cycle than under a finance lease.  Also, the annual rental payments received under an operating lease are ordinarily higher than those received under a finance lease.

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2012, all leases that have been entered into are “triple net leases”.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2012 and 2011, the Partnership incurred remarketing fees of approximately $47,000 and $159,000, respectively. For the years ended December 31, 2012 and 2011, cash paid for remarketing fees was approximately $54,000 and $143,000, respectively.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts, by the Partnership at the time the debt is incurred, with monies received that are not considered “original proceeds” of the Partnership’s public offering. The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2012, the aggregate nonrecourse debt outstanding of approximately $1,317,000 was approximately 11.8% of the aggregate cost of the equipment owned, with a carrying value of approximately $1,786,000 at December 31, 2012 and are nonrecourse liabilities of the Partnership.

The Partnership may purchase some items of equipment without leverage. If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practicable and invest any proceeds from such financing in additional items of equipment. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. During 2012, the Partnership did not enter into any such agreements. In 2010, the Partnership obtained suitable financing as described above, in the aggregate amount of approximately $149,000. As of December 31, 2012, the debt obligation in connection with this agreement was fully paid.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2012, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2012, the Partnership has not entered into any debt refinancing transactions.

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

COMPETITION

The equipment leasing industry is highly competitive.  The Partnership competes with leasing companies, equipment manufacturers and their affiliated financing companies, distributors and entities similar to the Partnership (including other programs sponsored by the General Partner), some of which have greater financial resources than the Partnership and more experience in the equipment leasing business than the General Partner.  Other leasing companies and equipment manufacturers, their affiliated financing companies and distributors may be in a position to offer equipment to prospective lessees on financial terms, which are more favorable, than those which the Partnership can offer.  They may also be in a position to offer trade-in privileges, software, maintenance contracts and other services, which the Partnership may not be able to offer.  Equipment manufacturers and distributors may offer to sell equipment on terms (such as liberal financing terms and exchange privileges or service contracts), which will afford benefits to the purchaser similar to those obtained through leases. Other competitive factors include pricing, technological innovation and methods of financing.   Certain manufacturer-lessors maintain advantages through patent protection, where applicable, and through a policy that combines service and hardware with payment accomplished through a single periodic charge.  As a result of the advantages, which certain of its competitors may have, the Partnership may find it necessary to lease its equipment on a less favorable basis than certain of its competitors.

INVESTMENTS

Through February 25, 2013, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Prorated Purchase Price	Purchased Term In Months
Agility Logistics Corp	Oce Multifunction Centers	$3,736.60	9
Agility Logistics Corp	Oce Multifunction Centers	$2,468.15	12
Agility Logistics Corp	Oce Multifunction Centers	$5,723.72	14
AK Steel Holding Corp.	Oce Multifunction Centers	$9,506.01	10
Alcatel-Lucent USA Inc.	Digital Storage	$165,240.00	36
Allegheny Energy	Small IBM Servers	$26,491.44	36
Alliant Techsystems	Konica Multifunction Centers	$27,770.52	36
Alliant Techsystems	Konica Multifunction Centers	$5,759.94	36
Alliant Techsystems	Konica Multifunction Centers	$21,527.10	36
Alliant Techsystems	Small HP Servers	$12,214.63	36
Alliant Techsystems	Tape Drives	$70,582.79	36
Alliant Techsystems	Blade Servers	$496,133.10	35
Alliant Techsystems	Laptops	$53,167.66	21
Alliant Techsystems	Desktops - Tier 1	$17,726.72	36
Alliant Techsystems	Konica Multifunction Centers	$16,241.61	36
Alliant Techsystems	Blade Servers	$10,035.32	36
Alliant Techsystems	Blade Servers	$250,436.36	36
Alliant Techsystems	Audio Visual	$188,871.75	36
Alliant Techsystems	High Vol & Spec Printers	$76,793.06	36
Alliant Techsystems	Laptops	$196,975.09	36
Alliant Techsystems	Laptops	$157,037.23	36
Alliant Techsystems	Multifunction Centers	$32,218.76	36
Alliant Techsystems	Desktops - Tier 1	$1,936.72	32
Allstate Insurance Company	High End Sun Servers	$284,004.45	31
Allstate Insurance Company	High End Sun Servers	$111,802.50	24
America Online	Small Sun Servers	$89,983.18	36
America Online	Small Sun Servers	$44,991.59	36
America Online	Small Sun Servers	$36,649.42	36
America Online	Small Sun Servers	$71,977.32	36
American Water Works Service Company, Inc.	Oce Multifunction Centers	$7,848.22	12
American Water Works Service Company, Inc.	Oce Multifunction Centers	$34,195.39	14
American Water Works Service Company, Inc.	Oce Multifunction Centers	$32,321.05	16
Argenbright, Inc.	Cisco Datacom	$593,717.32	36
Bank of America	Midrange Sun Servers	$61,543.18	42
Bank of the West	Oce Multifunction Centers	$23,475.17	33
Bank of the West	Oce Multifunction Centers	$60,232.65	22
Bank of the West	Oce Multifunction Centers	$3,294.71	22
Bank of the West	Oce Multifunction Centers	$1,708.28	28
Bank of the West	Oce Multifunction Centers	$4,517.70	31
Bank of the West	Oce Multifunction Centers	$1,166.94	33
BMO Nesbitt Burns Trading Corp. S.A.	Midrange Sun Servers	$158,397.87	33
Bon Secours - Memorial Regional Medical Center	Infusion Therapy	$346,659.90	44
Brinks Company	Oce Multifunction Centers	$3,232.56	25
Cargill, Inc	Industrial Precision	$31,656.00	36
Cargill, Inc	Canon Multifunction Centers	$44,346.00	36
Cargill, Inc	Canon Multifunction Centers	$144,738.04	36
Cargill, Inc	Multifunction Centers	$49,649.00	36
Century Business Services	Oce Multifunction Centers	$14,715.26	29
Charleston Area Medical Center	Canon Multifunction Centers	$11,752.94	35
Charleston Area Medical Center	Canon Multifunction Centers	$16,800.00	35
Charleston Area Medical Center	Konica Multifunction Centers	$12,176.47	35
Charleston Area Medical Center	Konica Multifunction Centers	$12,645.41	37
Charleston Area Medical Center	Konica Multifunction Centers	$13,499.83	37
Cigna	Oce Multifunction Centers	$3,295.93	12
Cigna	Oce Multifunction Centers	$6,848.52	13
Cigna	Oce Multifunction Centers	$3,173.95	14
Cigna	Oce Multifunction Centers	$3,534.15	15
Cigna	Oce Multifunction Centers	$5,448.62	16
Convergys Corporation	Dell Servers	$12,548.69	32
Convergys Corporation	Small HP Servers	$28,084.34	34
Convergys Corporation	Small Sun Servers	$117,241.63	35
Cummins Inc.	Small IBM Servers	$7,954.62	36
Cummins Inc.	Small IBM Servers	$6,249.98	36
Cummins Inc.	Small IBM Servers	$11,049.93	36
Cummins Inc.	Small IBM Servers	$27,716.06	36
Cummins Inc.	Small IBM Servers	$4,911.79	36
Cummins Inc.	Small IBM Servers	$50,088.17	36
Cummins Inc.	Blade Servers	$76,907.67	36
Cummins Inc.	Small IBM Servers	$6,134.84	36
Cummins Inc.	Small IBM Servers	$51,460.09	36
Cummins Inc.	Small IBM Servers	$27,003.24	36
Cummins Inc.	High End Sun Servers	$137,254.84	36
Cummins Inc.	Small IBM Servers	$98,812.21	36
Cummins Inc.	Small IBM Servers	$6,292.48	36
Cummins Inc.	Small IBM Servers	$14,694.65	36
Cummins Inc.	Small IBM Servers	$35,597.81	36
Cummins Inc.	Small IBM Servers	$3,067.42	36
Cummins Inc.	High End Sun Servers	$42,283.28	36
Cummins Inc.	High End Sun Servers	$132,870.05	36
Cummins Inc.	Blade Servers	$104,017.58	33
Cummins Inc.	High End Sun Servers	$141,841.37	36
Cummins Inc.	Small IBM Servers	$6,953.22	36
Cummins Inc.	High End Sun Servers	$25,409.02	36
Cummins Inc.	High End Sun Servers	$65,411.69	36
Cummins Inc.	Blade Servers	$5,514.25	36
Cummins Inc.	High End Sun Servers	$78,106.33	36
Cummins Inc.	High End Sun Servers	$88,879.65	36
Cummins Inc.	Small IBM Servers	$6,013.64	36
Cummins Inc.	Small IBM Servers	$7,832.22	36
Cummins Inc.	Small IBM Servers	$7,158.84	36
Cummins Inc.	Small IBM Servers	$4,539.57	36
Cummins Inc.	High End Sun Servers	$37,942.27	36
Cummins Inc.	Small IBM Servers	$3,006.82	36
Cummins Inc.	Small IBM Servers	$18,667.04	36
Cummins Inc.	Blade Servers	$3,571.00	36
Cummins Inc.	High End Sun Servers	$35,042.41	36
Cummins Inc.	High End Sun Servers	$55,597.32	36
Cummins Inc.	Small IBM Servers	$43,151.68	36
Cummins Inc.	Blade Servers	$35,267.22	36
Cummins Inc.	High End Sun Servers	$89,704.67	36
Cummins Inc.	Small IBM Servers	$5,760.05	36
Cummins Inc.	Small IBM Servers	$399.96	36
Cummins Inc.	Small IBM Servers	$3,006.82	36
Cummins Inc.	Blade Servers	$17,622.06	36
Cummins Inc.	Small IBM Servers	$5,961.02	36
Daimler Chrysler	Small HP Servers	$558,190.70	36
Daimler Chrysler	Desktops - Tier 2	$368,664.00	33
Daimler Chrysler	Desktops - Tier 2	$894,336.00	36
Daimler Chrysler	Engineering Workstations	$201,029.25	36
Daimler Chrysler	Engineering Workstations	$169,085.18	36
Daimler Chrysler	Engineering Workstations	$107,151.00	36
Daimler Chrysler	Engineering Workstations	$233,784.00	36
Daimler Chrysler	Engineering Workstations	$98,937.96	36
Daimler Chrysler	Engineering Workstations	$470,046.60	36
Daimler Chrysler	Engineering Workstations	$340,935.00	36
Del Monte	Inventory Control Systems	$396,052.74	44
Delphi Automotive	Desktops - Tier 1	$384,074.88	36
FedEx Ground Package System, Inc.	Oce Multifunction Centers	$3,401.43	13
FedEx Ground Package System, Inc.	Oce Multifunction Centers	$4,057.86	14
FedEx Ground Package System, Inc.	Oce Multifunction Centers	$5,447.84	16
FedEx Ground Package System, Inc.	Oce Multifunction Centers	$6,613.90	17
FedEx Ground Package System, Inc.	Oce Multifunction Centers	$6,969.44	20
FedEx Ground Package System, Inc.	Oce Multifunction Centers	$12,645.49	21
Firstgroup America	Oce Multifunction Centers	$2,386.56	13
Firstgroup America	Oce Multifunction Centers	$2,447.34	14
Firstgroup America	Oce Multifunction Centers	$5,023.02	16
Firstgroup America	Oce Multifunction Centers	$2,117.95	17
Firstgroup America	Oce Multifunction Centers	$3,037.41	27
Florida Blue	Asset Tracking Systems	$8,446.00	36
GE Aviation	Datacom - Other	$194,728.20	36
GE Aviation	Ruggedized Laptops	$8,726.41	36
Geico	Desktops - Tier 1	$1,511.47	24
Geico	Ruggedized Laptops	$14,710.01	27
Geico	Small HP Servers	$620,001.99	36
Geico	Small HP Servers	$29,983.82	33
Geico	Small Sun Servers	$13,131.01	33
Geico	Digital Storage	$529,994.27	27
Geico	Small IBM Servers	$179,389.31	33
Geico	Small HP Servers	$659,174.15	36
Geico	Small IBM Servers	$277,487.23	36
Geico	Small IBM Servers	$429,485.28	36
Geico	Small HP Servers	$1,115,869.22	36
Geico	Digital Storage	$302,286.42	36
Geico	Small IBM Servers	$405,562.53	36
Geico	Ruggedized Laptops	$1,595,017.35	33
Geico	Small HP Servers	$405,199.85	36
Geico	Small HP Servers	$297,811.76	36
Geico	Ruggedized Laptops	$166,936.77	36
General Atomics Aeronautical	Digital Storage	$146,581.71	36
General Atomics Aeronautical	Digital Storage	$297,471.81	36
General Atomics Aeronautical	High End Sun Servers	$262,347.63	36
General Atomics Aeronautical	High End Sun Servers	$398,208.82	36
General Atomics Aeronautical	Tape Drives	$46,138.48	29
General Atomics Aeronautical	Digital Storage	$127,240.80	11
General Atomics Aeronautical	High End Sun Servers	$50,349.24	19
General Dynamics	Oce Multifunction Centers	$154,410.72	30
Goodyear Tire & Rubber Company	Small HP Servers	$26,085.19	30
Goodyear Tire & Rubber Company	Small HP Servers	$87,941.62	30
Goodyear Tire & Rubber Company	Desktops - Tier 1	$173,713.55	30
Goodyear Tire & Rubber Company	Desktops - Tier 1	$43,642.57	30
Goodyear Tire & Rubber Company	Datacom - Other	$23,833.19	21
Goodyear Tire & Rubber Company	Audio Visual	$41,987.17	21
Goodyear Tire & Rubber Company	Small IBM Servers	$23,596.48	34
Goodyear Tire & Rubber Company	High Vol & Spec Printers	$37,596.87	35
Henry Schein	Oce Multifunction Centers	$4,227.85	16
Henry Schein	Oce Multifunction Centers	$8,433.65	17
Hofstra University	Laptops	$8,592.89	36
IST Management Services	Konica Multifunction Centers	$103,207.68	35
IST Management Services	Konica Multifunction Centers	$258,007.98	35
IST Management Services	Konica Multifunction Centers	$52,153.21	35
IST Management Services	Konica Multifunction Centers	$11,119.02	35
IST Management Services	Konica Multifunction Centers	$6,075.12	35
IST Management Services	Konica Multifunction Centers	$6,050.64	35
IST Management Services	Konica Multifunction Centers	$4,655.79	35
ITT Night Vision	Digital Storage	$337,306.12	36
ITT Night Vision	Digital Storage	$62,030.13	30
Kaiser Foundation Health Plan, Inc.	Digital Storage	$147,516.48	16
Kaiser Foundation Health Plan, Inc.	Digital Storage	$357,532.44	36
Kaiser Foundation Health Plan, Inc.	Digital Storage	$285,461.28	36
Kellogg	Desktops - Tier 1	$533,739.39	35
Liberty Mutual Insurance	Oce Multifunction Centers	$5,968.90	6
Liberty Mutual Insurance	Oce Multifunction Centers	$7,014.86	10
Liberty Mutual Insurance	Oce Multifunction Centers	$12,394.76	13
Liberty Mutual Insurance	Oce Multifunction Centers	$18,227.95	16
Liberty Mutual Insurance	Oce Multifunction Centers	$8,530.84	21
Liberty Mutual Insurance	Oce Multifunction Centers	$41,444.10	29
Liberty Mutual Insurance	Oce Multifunction Centers	$19,482.54	30
Lockheed Martin Corporation	High End HP Servers	$263,055.00	36
Lockheed Martin Corporation	High End HP Servers	$48,619.04	36
Marquardt School District	Apple Desktops/Laptops	$31,162.51	36
Marriott International	Digital Storage	$432,000.00	35
Mitsubishi Motors North America	Small IBM Servers	$132,409.26	36
Mitsubishi Motors North America	Blade Servers	$121,558.91	36
Mitsubishi Motors North America	Cisco Datacom	$179,241.94	36
Mitsubishi Motors North America	Tape Libraries	$40,749.00	36
Mitsubishi Motors North America	Small IBM Servers	$11,959.50	36
Mitsubishi Motors North America	Datacom - Other	$47,554.64	36
MobilePro Corp.	WiFi	$510,000.00	36
MobilePro Corp.	WiFi	$427,257.60	36
Motorola, Inc	Ricoh Multifunction Centers	$36,994.49	36
Motorola, Inc	Ricoh Multifunction Centers	$10,830.78	36
Motorola, Inc	Ricoh Multifunction Centers	$10,345.76	36
NBC Universal	Graphic Workstations	$26,897.88	33
NBC Universal	Graphic Workstations	$246,579.08	36
NBC Universal	Digital Storage	$18,835.83	36
NBC Universal	Digital Storage	$67,290.42	24
NBC Universal	Graphic Workstations	$228,483.32	36
NBC Universal	Digital Storage	$341,912.16	36
NBC Universal	Audio Visual	$70,042.58	36
NBC Universal	Digital Storage	$67,290.42	24
Norfolk Southern Corporation	Oce Multifunction Centers	$50,939.09	34
Norfolk Southern Corporation	Oce Multifunction Centers	$14,014.52	36
Northrop Grumman	Engineering Workstations	$30,674.66	36
Northrop Grumman	Datacom - Other	$331,241.04	36
Northrop Grumman	Datacom - Other	$148,574.22	36
Northrop Grumman	Datacom - Other	$236,287.08	36
Northrop Grumman	Midrange HP Servers	$44,125.70	36
Northrop Grumman	Midrange HP Servers	$256,469.82	36
Northrop Grumman	Small HP Servers	$188,157.36	35
Northrop Grumman	Tape Libraries	$71,889.40	36
Northrop Grumman	Digital Storage	$57,831.45	36
Northrop Grumman	Datacom - Other	$35,920.32	24
Perspectives Charter Schools	Laptops	$264,567.58	36
Pitney Bowes, Inc.	Oce Multifunction Centers	$3,160.33	16
Quick Loan Funding	Desktops - Tier 1	$154,823.75	35
Qwest Communications	Misc High End Servers	$104,128.16	36
Raytheon Company	Desktops - Tier 1	$145,974.25	28
Raytheon Company	Small Sun Servers	$101,699.54	30
Raytheon Company	Small Sun Servers	$78,560.79	33
Raytheon Company	Small Sun Servers	$40,875.28	30
Raytheon Company	Datacom - Other	$61,414.17	30
Raytheon Company	Desktops - Tier 1	$28,852.97	33
Raytheon Company	Engineering Workstations	$65,609.28	36
Raytheon Company	Engineering Workstations	$87,053.21	36
Raytheon Company	Engineering Workstations	$164,048.64	36
Raytheon Company	Desktops - Tier 1	$27,952.80	36
Select Medical Corporation	Medical	$261,457.01	36
Servicemaster	Oce Multifunction Centers	$4,805.74	8
Servicemaster	Oce Multifunction Centers	$4,641.81	9
Servicemaster	Oce Multifunction Centers	$3,361.78	10
Servicemaster	Oce Multifunction Centers	$4,686.49	11
SuperValu, Inc.	Ricoh Multifunction Centers	$159,511.15	36
SuperValu, Inc.	Ricoh Multifunction Centers	$220,542.01	36
SuperValu, Inc.	Ricoh Multifunction Centers	$5,228.62	36
SuperValu, Inc.	Ricoh Multifunction Centers	$10,457.25	36
SuperValu, Inc.	Ricoh Multifunction Centers	$72,411.15	36
SuperValu, Inc.	Ricoh Multifunction Centers	$11,884.39	36
SuperValu, Inc.	Ricoh Multifunction Centers	$7,760.59	36
Tecumseh Products Company	Small Sun Servers	$10,332.60	28
Tecumseh Products Company	High End Sun Servers	$148,848.60	28
Teknia Networks	Small IBM Servers	$0.00	12
UGI Utilities	Small IBM Servers	$10,107.00	36
UGI Utilities	Blade Servers	$6,008.00	36
UGO Networks	Small Sun Servers	$34,426.55	31
UGO Networks	Laptops	$11,081.41	31
Verso Paper Holding, LLC	Inventory Control Systems	$52,451.46	36
Verso Paper Holding, LLC	Inventory Control Systems	$76,255.25	36
Xerox Services	Small Sun Servers	$114,458.60	32

RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established from the offering proceeds. However, the General Partner, in its sole discretion, may retain a portion of the cash flow and net disposition proceeds available to the Partnership for maintenance, repairs and working capital. There are no limitations on the amount of cash flow and net disposition proceeds that may be retained as reserves. Since no reserve will be established, if available cash flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its equipment or borrowing. The Partnership’s operating expenses (including legal fees) decreased approximately $441,000 during 2012 and cash flows were sufficient to cover all expenses and liabilities.

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

EMPLOYEES

The Partnership had no employees during 2012 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 69 employees as of December 31, 2012.

ITEM 1A: RISK FACTORS

NOT APPLICABLE

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011, management had fully impaired all equipment and reserved for all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims.

SEC and FINRA Review

In August 2012 CCC, the Partnership’s Sponsor and parent of the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of the term "control person" with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any improper intent or a wilfful violation. The staff of FINRA raised similar and other issues during its follow-up inspection. As a result of ongoing correspondence and conversations, Commonwealth voluntarily provided clarifying information, and clarifying changes that have been made in disclosures in registration and other documents used by funds. The General Partner also instituted significantly enhanced controls and procedures to document the processing and allocation of expenses. Management believes that resolution of these issues with these agencies will not result in any adverse financial impact on the Partnership, CCC is involved in discussions with staff members to finalize a resolution of these matters, but no assurance can be provided until resolution comes to conclusion.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2012, there were 887 holders of units. The units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

GENERAL LIMITATIONS

Units cannot be transferred without the consent of the General Partner, which may be withheld in its discretion according to the Partnership Agreement. The General Partner monitors transfers of units in an effort to ensure that all transfers are within certain safe harbors promulgated by the IRS to furnish guidance regarding publicly traded partnerships. These safe harbors limit the number of transfers that can occur in any one year. The General Partner intends to cause the Partnership to comply with the safe harbor that permits nonexempt transfers and redemptions of units of up to five percent of the total outstanding interest in the Partnership’s capital or profits in any one year.

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

The Partnership began to accept redemption requests beginning 30 months following the termination of the public offering of its units. There will be no limitations on the period of time that a redemption request may be pending prior to its being granted. Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request. In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. During the year ended December 31, 2012, no redemptions of limited partnership units occurred. During the year ended December 31, 2011,  limited partners redeemed 832 units of the partnership for a total redemption price of approximately $5,000 in accordance with the terms of the limited partnership agreement.

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

Distributions in the following approximate amounts were paid to the Limited Partners during the year 2012 and 2011:

Quarter Ended	2012	2011
March 31	$-	$447,000
June 30	-	-
September 31	-	-
December 31	-	-
Total	$-	$447,000

The General Partner continues to suspend distributions, as part of an aggressive work out plan of reinvestment and recovery for lost equity experienced during the litigation process with Mobile Pro/City of Tempe.  The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2013.

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

ITEM 6: SELECTED FINANCIAL DATA

NOT APPLICABLE

ITEM 7: MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our current financial position and results of operations. This discussion should be read together with the Partnership’s financial statements contained under Item 8 of this Annual report on Form 10-K. This discussion should also be read in conjunction with the disclosures above regarding “Forward-Looking Statements.”

INTRODUCTION

We were formed on May 19, 2003 for the purpose of acquiring various types of business-essential technology equipment, including computer information technology, telecommunications, medical technology, inventory management and other similar capital equipment. We offered for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the “offering”). We reached the minimum offering amount, broke escrow and commenced operations on March 14, 2005. The offering terminated on February 24, 2006 with 1,249,951 units ($24,957,862 net of transaction costs of $41,158) sold.

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

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $725 billion equipment finance sector, showed overall new business volume for the year end increased 14% relative to the same period of 2011.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days decreased to its lowest level in the last two years at 1.6%. Additionally, charge-offs declined 14.3% for the year.  More than 72% of ELFA reporting members reported submitting more transactions for approval during the month of December.  According to the Equipment Lease Foundation, growth for 2013 is forecast at 2.9%.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control.  During 2012 we continued to experience a modest strengthening in the global economy.   As we move into 2013 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. Given these circumstances, we believe companies overall, will continue to increasingly turn to leasing, as a financing solution.  It is our belief that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to increase our portfolio size and leasing revenues during that period will remain strong.

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

Revenue Recognition

Through December 31, 2012, we have solely entered into operating leases. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

Upon the end of the lease term, if the lessee has not met the return conditions as set out in the lease, the Partnership is entitled, in certain cases, to additional compensation from the lessee. The Partnership’s accounting policy for recording such payments is to treat them as revenue.

Gain or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s Statement of Operations.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Long Lived Assets

Depreciation on equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years. Once an asset comes off lease or is re-leased, the Partnership reassesses the useful life of an asset.

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

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

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

The Partnership reviews a customer’s credit history before extending credit. The Partnership may establish an allowance for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends and other information when the analysis indicates that the probability of full collection is unlikely. The Partnership writes off its accounts receivable when it determines that it is uncollectible and all economically sensible means have been exhausted.

RECENT ACCOUNTING PRONOUNCEMENTS

Information regarding recent accounting pronouncements is included in Note 2 to the financial statements, Summary of Significant Accounting Policies, as set forth in Part II, Item 8, Financial Statements and Supplementary Data.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the years ended December 31, 2012 and 2011 were generated by operating activities of approximately $65,000 and $1,134,000, respectively, which includes a net loss of approximately $67,000 and $1,707,000 respectively, and proceeds from the sale of equipment of approximately $163,000 and $478,000, respectively. The return of escrow restricted cash of approximately $960,000 was also a source of source of cash during 2012. Borrowings from affiliate for approximately $512,000 was also a source of cash during 2011.

Our primary uses of cash for the year ended December 31, 2012 were for capital expenditures for new equipment of approximately $815,000 and payments on borrowings from affiliate of approximately $407,000. Our primary uses of cash for the year ended December 31, 2011 were for capital expenditures of approximately $575,000, distributions to partners of approximately $448,000 and financing of escrow – restricted cash of approximately $960,000.

For the years ended December 31, 2012 and 2011, depreciation and amortization expenses were approximately $1,123,000 and $1,939,000, respectively. Additionally, other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $493,000 and $187,000, respectively, gain on sale of equipment of approximately $111,000 and $100,000, respectively. Bad debt expense of approximately $3,000 and $13,000 was recorded during the years ended December 31, 2012 and 2011, respectively.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes. We intend to invest approximately $2,000,000 in additional equipment during 2013, primarily through debt financing.

At December 31, 2012, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $153,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC. At December 31, 2012 and 2011, the total cash bank balance was as follows:

Balance at December 31	2012	2011
Total bank balance	$153,000	$205,000
FDIC insured	(153,000)	(205,000)
Uninsured amount	$-	$-

The FDIC insurance coverage for noninterest-bearing bank accounts provided under the Dodd/Frank Act of 2010 expired on December 31, 2012. As of January 1, 2013, the Partnership is unaffected by this change as its bank balance is under the $250,000 insurable limit. However, the Partnership may from time to time exceed federally insured balances.

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions.  The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2013 due to many factors, including the pace of cash receipts and equipment acquisitions.

As of December 31, 2012, we had future minimum rentals on noncancellable operating leases of approximately $1,075,000 for the year ending 2013 and approximately $1,157,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The Partnership is in negotiations with a lessee related to the buy-out of several operating leases.

The balance of our non-recourse debt at December 31, 2012 was approximately $1,317,000 with interest rates ranging from 3.95% to 7.50% which will be payable through August 2016. We assumed debt in connection with the purchase of computer equipment of approximately $1,452,000 during 2012. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during the remainder of 2013, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2012 was approximately $7,161,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2012 was approximately $18,416,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2012 was approximately $794,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2012 was approximately $1,641,000. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend at a relatively steady pace for the remainder of 2013.

Our cash flow from operations is expected to continue to be adequate to cover all operating expenses and liabilities. If available cash flow or net asset disposition proceeds are insufficient to cover our expenses and liabilities on a short or long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within our permissible limits. The General Partner continues to suspend distributions, as part of an aggressive work out plan of reinvestment and recovery for lost equity experienced during the litigation process with Mobile Pro/City of Tempe.  The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2013. The General Partner and CCC will determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to increase the Partnership’s cash flow.

RESULTS FROM OPERATIONS

For the year ended December 31, 2012 we recognized revenue of approximately $1,366,000 and expenses of approximately $1,433,000 resulting in net loss of approximately $67,000.

We have 126 operating leases that generated lease revenue of approximately $1,247,000 during 2012. Management expects to add new leases to our portfolio throughout 2013, funded primarily through debt.

Lease revenue decreased to approximately $1,247,000 for the year ended December 31, 2012 from approximately $1,431,000 for the year ended December 31, 2011. Lease revenue decreased due to a reduction in the number of active leases during 2012 as expiring leases were greater than acquisitions in general.

For the years ended December 31, 2012, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees and reimbursement of expenses to CCC for administration and operations. These expenses decreased to approximately $226,000 during 2012 from approximately $667,000 in 2011. This decrease is primarily attributable to a decrease in various administrative and ware house/storage expenses, as well as an overall decrease in legal fees as a result of the settlement in March 2012 related to the MobilePro/Tempe litigation that was ongoing during 2011.

A contingency loss of approximately $564,000, related to the City of Tempe, Arizona litigation settlement, was recorded in 2011, which was settled during the 2nd quarter of 2012.

We pay an equipment management fee to our General Partner for managing our equipment portfolio. In July of 2010, the equipment management fee was reduced to 2.5% from 5% of the gross lease revenue attributable to equipment that is subject to operating leases. For the year ended December 31, 2012 the equipment management fee decreased to approximately $32,000 from approximately $35,000 for the year ended December 31, 2011 which is attributable to the decrease in lease revenue.

For the year ended December 31, 2012, interest expense increased to approximately $49,000 from approximately $31,000 for the year ended December 31, 2011. This increase is a result of additional debt obligations taken on by the Partnership during 2012.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. For the years ended December 31, 2012 and 2011, these expenses were approximately $1,123,000 and $1,939,000, respectively. This decrease was due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new equipment purchases during 2012. No impairment charge was recorded for the year ended December 31, 2012. The Partnership recorded an impairment charge of approximately $404,000 at December 31, 2011, as impairment indicators were noted and this amount has been included in depreciation expense in the accompanying financial statements.

Net loss decreased to approximately $67,000 for the year ended December 31, 2012 from approximately $1,707,000 for the year ended December 31, 2011. The changes in net loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2012 and 2011, and the reports thereon of the independent registered public accounting firms are included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 1, 2012, the practice of Asher & Company, Ltd. (“Asher”), which was engaged as the independent registered public accounting firm of the Partnership was combined with BDO USA, LLP (“BDO”) and the professional staff and partners of Asher joined BDO either as employees or partners of BDO. As a result of this transaction, Asher resigned as the Partnership’s independent registered public accounting firm on November 1, 2012. On November 2, 2012, following the resignation of Asher, The Partnership, through and with the approval of its General Partner, appointed BDO as its independent registered public accounting firm. An 8-K was filed on November 7, 2012 disclosing this change.

There were no disagreements regarding the accounting and financial disclosure matters between the Partnership and its independent registered public accounting firm.

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2012, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2012. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2012, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The directors and officers of the General Partner and key employees of CCC and its subsidiary Commonwealth Capital Securities Corp. ("CCSC"), are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board, Chief Executive Officer and Chief Compliance Officer of CCC, CCSC, & CIGF, Inc.

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc., Executive Vice President of CCSC and President of CCC and CIGF, Inc.

Gregory M. Lorenz	President of CCSC

Lynn A. Franceschina	Chief Operating Officer of CCC, CCSC & CIGF, Inc.; Executive Vice President of CCC and CIGF Inc.; Senior Vice President of CCSC

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC, Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC

James Pruett	Senior Vice President and Compliance Officer of CCC, CCSC, & CIGF, Inc.

Mark Hershenson	Senior Vice President and Broker-Dealer Relations Manager of CCC, CCSC & CIGF, Inc.

David W. Riggleman	Vice President and Portfolio Manager of CCC and CIGF, Inc.

Lisa Renshaw	Vice President, National Sales Manager of CCC and CIGF, Inc.

Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 53, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 62, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Gregory M. Lorenz, age 50, joined Commonwealth Capital Securities Corp. as its President in August 2010, and became a registered principal on October 8, 2010. Prior to joining Commonwealth Capital Securities Corp., Mr. Lorenz served as a Financial Advisor with Allstate Financial Services from November 2009 to August 2010. His background also includes running his own fee-only financial planning practice from November 2003 to November 2006, and serving as a Financial Advisor for UBS Financial Services from November 2006 to August 2007 and E*Trade Securities from February 2008 to May 2009. Prior to his employment with the above firms, Mr. Lorenz served as a Portfolio Manager for nine years, five of which were spent managing 17 separate Income & Growth Funds for Commonwealth Capital Corp., where he worked from 1994 to 1998. Mr. Lorenz has been a requested speaker at several esteemed conferences and organizations, including the Wheat First Butcher Singer (currently Wells Fargo Advisors) Direct Investment Leadership Conference, the Equipment Leasing and Finance Association and the American Society of Appraisers. He has also written articles and been quoted in various publications including Euromoney, Computerworld and The Equipment Leasing & Asset-Based Borrowing Report. Mr. Lorenz’s areas of expertise include investment, education, insurance, retirement and estate planning. Mr. Lorenz earned his CERTIFIED FINANCIAL PLANNER™ credentials in June 2005, received his Certificate in Financial Planning from Texas A&M University, Commerce, TX, and attended Orange Coast College, Costa Mesa, CA. He holds his Series 7 General Securities Representative License, Series 66 Registered Investment Advisor Representative License, Series 39 Direct Participation Program Principal’s License and the California Department of Insurance Life & Health and Variable Contracts Licenses.

Lynn A. Franceschina, age 41, joined Commonwealth in 2001 as Vice President and Accounting Manager.  In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates.  She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed.  Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation.  Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University.  Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman.  Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter.  Ms. Franceschina holds her FINRA Series 22, 63, 39 and 99 licenses.  She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

Jay Dugan, age 64, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 72, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 47, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

Mark Hershenson, age 47, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

David W. Riggleman, age 50, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

Lisa Renshaw, age 54, joined Commonwealth in November 2006 and serves as Vice President and National Sales Manager of CCC. Ms. Renshaw, based in Wilmington, North Carolina, brings over twenty years of leasing experience to CCC and is responsible for spearheading lease acquisitions efforts and is the primary liaison with Lessors in the Eastern United States. Ms Renshaw will continue to strengthen CCC’s relationships and customer base on the east coast. Previously, Ms. Renshaw was employed by IBM Global Finance from 2002 to November 2006 with responsibilities for pricing lease transactions. She supported IGF sales representatives in the East and Central region as well as third party business partners and IBM Global Services by structuring FMV leases, upgrades, extensions, hybrids and migrations. Prior to IGF, Ms. Renshaw owned her own company, Carrier Capital Resources, from 1992 to 2002, where she brokered lease transactions between lessors and funding sources on a nationwide basis. During this time, Ms. Renshaw also served on the Board of Directors of the National Equipment Finance Association (formerly, the Eastern Association of Equipment Lessors). Prior to 1992, Ms. Renshaw was employed by IBJ Schroeder Bank and Trust (1987 – 1992); PKFinans (1985-1987); Citibank (1981-1985); Playtex (1979 to 1981); Penn Life Insurance (1977-1979); and Greenbelt CARES (1976-1977). Married with two children, Ms. Renshaw earned her BA in psychology from American University, graduating Cum Laude in 1976.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2012	AMOUNT INCURRED DURING 2011

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates
Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the years ended December 31, 2012 and 2011, the General Partner waived certain reimbursable expenses due to it by the Partnership.
		$178,000	$618,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the year ended December 31, 2012, approximately $40,000 of acquisition fees were waived by the General Partner. For the year ended December 31, 2011, no acquisition fees were waived by the General Partner.	$51,000	$31,000
The General Partner
Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates. Additionally, during the year ended December 31, 2012, the General Partner earned but waived approximately $8,000 of debt placement fees. During the year ended December 31, 2011, no debt placement fees were waived by the General Partner.
		$6,000	$2,000
The General Partner
Equipment Management Fee. The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases through June 30, 2010 and 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases effective July 1, 2010 through December 31, 2010. The 2.5% equipment management fee rate was in effect during the years ended December 31, 2012 and 2011.
		$32,000	$35,000
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of such fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2012 and 2011, the General Partner earned but waived approximately $5,000 and $11,000 of equipment liquidation fees, respectively.
		$-	$5,000
The General Partner	Partnership Interest. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of cash available for distribution until the Limited Partners have received distributions of cash available for Distribution equal to their capital contributions plus the 10% cumulative return and thereafter, the General Partner will receive 10% of cash available for distribution.	$1,000	$1,000

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

“Equipment” means each item of and all of the technology equipment and other similar capital equipment (medical technology equipment, telecommunications technology equipment, inventory management equipment) purchased, owned, operated, and/or leased by the Partnership or in which the Partnership has acquired a direct or indirect interest, as more fully described in the Partnership Agreement, together with all appliances, parts, instruments, accessories, furnishings, or other equipment included therein and all substitutions, renewals, or replacements of, and all additions, improvements, and accessions to, any and all thereof.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal year ended December 31, 2012 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $36,000. There were no fees billed for the fiscal year ended December 31, 2011 for professional services rendered by the Partnership’s principal accountant.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2012 and 2011 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2012 and 2011 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2012 other than fees related to audit or tax compliance services.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3)	Exhibits
	*3.1	Certificate of Limited Partnership
	*3.2	Agreement of Limited Partnership

	31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

	32	Section 1350 Certifications by the Chief Executive Officer and Principal Financial Officer

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf April 1, 2013 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2013:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund V

Financial Statements
For the years ended December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund V
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund V (“Partnership”) as of December 31, 2012 and the related statements of operations, Partners’ capital, and cash flows for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund V at December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, PA

April 1, 2013

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund V
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund V (“Partnership”) as of December 31, 2011, and the related statements of operations, Partners’ capital and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund V as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania

April 16, 2012

Commonwealth Income &
Growth Fund V

Balance Sheets

	December 31,	December 31,
	2012	2011

ASSETS
Cash and cash equivalents	$151,547	$203,066
Lease income receivable, net of reserve of approximately $157,000 and $154,000 at December 31, 2012 and 2011, respectively	61,297	109,177
Other receivables	20,607	26,395
Escrow - Restricted Cash	-	960,000
Prepaid expenses	413	620
	233,864	1,299,258

Equipment, at cost	11,176,725	10,972,410
Accumulated depreciation	(8,465,255)	(9,402,459)
	2,711,470	1,569,951

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $52,000 and $130,000 at December 31, 2012 and 2011, respectively	63,301	55,461
Prepaid acquisition fees	-	20,224
	63,301	75,685

Total Assets	$3,008,635	$2,944,894

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$128,020	$209,667
Accounts payable, General Partner	486,473	410,180
Accounts payable, Commonwealth Capital Corp., net	485,486	358,090
Contingency accrual	-	564,000
Payable to Affiliate	105,089	512,114
Other accrued expenses	20,014	38,186
Unearned lease income	74,062	55,169
Notes payable	1,316,960	358,090
Total Liabilities	2,616,104	2,505,496

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	391,531	438,398
Total Partners' Capital	392,531	439,398

Total Liabilities and Partners' Capital	$3,008,635	$2,944,894

see accompanying notes to financial statements

Commonwealth Income &

Growth Fund V

Statements of Operations

	Years ended December 31,
	2012	2011

Revenue
Lease	$1,247,101	$1,430,535
Interest and other	7,842	11,750
Gain on sale of equipment	110,917	100,374
Total revenue	1,365,860	1,542,659

Expenses
Operating, excluding depreciation	205,674	406,816
Legal	20,636	260,090
Contingency loss	-	564,000
Equipment management fee, General Partner	31,590	35,473
Interest	49,192	31,422
Depreciation	1,073,461	1,869,215
Amortization of equipment acquisition costs and deferred expenses	49,199	69,649
Bad debt expense	2,975	12,768
Total expenses	1,432,727	3,249,433

Net (loss)	$(66,867)	$(1,706,774)

Net (loss) allocated to Limited Partners	$(66,867)	$(1,708,196)

Net (loss) per equivalent Limited Partnership unit	$(0.05)	$(1.38)

Weighted average number of equivalent limited partnership units outstanding during the period	1,236,608	1,236,788

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund V
Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2011	50	1,237,440	$ 1,000	$ 2,598,720	$ 2,599,720
Net income (loss)	-	-	1,422	(1,708,196)	(1,706,774)
Redemptions	-	(832)	-	(5,299)	(5,299)
Distributions	-	-	(1,422)	(446,827)	(448,249)
Balance, December 31, 2011	50	1,236,608	$ 1,000	$ 438,398	$ 439,398
Net (loss)	-	-	-	(66,867)	(66,867)
Cash Contributions - CCC	-	-	-	20,000	20,000
Balance, December 31, 2012	50	1,236,608	$ 1,000	$ 391,531	$ 392,531

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund V
Statements of Cash Flows

	Years ended December 31,
	2012	2011

Cash flows from operating activities
Net loss	$(66,867)	$(1,706,774)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation and amortization	1,122,660	1,938,864
Gain on sale of equipment	(110,917)	(100,374)
Bad debt expense	2,975	12,768
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(493,009)	(186,656)
Changes in operating assets and liabilities
Lease income receivable	44,905	165,186
Other receivables	5,788	(14,422)
Prepaid expenses	207	3,582
Accounts payable	(81,647)	(7,057)
Accounts payable, General Partner	76,293	149,487
Accounts payable, Commonwealth Capital Corp.	127,396	433,169
Contingency accrual	(564,000)	564,000
Other accrued expenses	(18,172)	14,156
Unearned lease income	18,893	(132,070)
Net cash provided by operating activities	64,505	1,133,859

Cash flows from investing activities
Capital expenditures	(815,204)	(575,405)
Equipment acquisition fees paid to the General Partner	(30,583)	(9,443)
Net proceeds from the sale of computer equipment	163,022	478,249
Net cash used in investing activities	(682,765)	(106,599)

Cash flows from financing activities
Escrow - Restricted Cash	960,000	(960,000)
Redemptions	-	(5,299)
Borrowings from/Payments on payable to Affiliate	(407,025)	512,114
Distributions to partners	-	(448,249)
Cash Contributions - CCC	20,000	-
Debt placement fee paid to General Partner	(6,234)	(1,878)
Net cash provided by (used in) financing activities	566,741	(903,312)

Net (decrease) increase in cash and cash equivalents	(51,519)	123,948

Cash and cash equivalents at beginning of year	203,066	79,118

Cash and cash equivalents at end of year	$151,547	$203,066

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

There were no partnership interest redemptions during the year ended December 31, 2012. During the year ended December 31, 2011, limited partners redeemed 832 units of partnership interest for a total redemption price of approximately $5,300  in accordance with the terms of its Limited Partnership Agreement (the “Agreement”).

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During the year ended December 31, 2012, no cash distributions were made to limited partners. During the year ended December 31, 2011, cash distributions to limited partners for the first quarter were approximately $447,000 and were made at a rate of approximately 5% of their original contributed capital. Distributions during the year ended December 31, 2011 were made to limited partners during the first quarter in the amount of approximately $0.25 per unit based on each investor’s number of partnership units outstanding during the year. No distributions to limited partners were made during the remaining quarters of 2011.

The General Partner continues to suspend distributions, as part of an aggressive work out plan of reinvestment and recovery for lost equity experienced during the litigation process with Mobile Pro/City of Tempe.  The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2013.
The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to increase the Partnership’s cash flow.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2012 and 2011. There were no assets or liabilities measured at fair value on a nonrecurring basis as of December 31, 2012. Fair Value Measurements on a nonrecurring basis as of December 31, 2011 are as follows:

	Fair Value as of December 31, 2011	Fair Value Measurements Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Assets
Equipment	$147,000	$—	$—	$147,000

Equipment is measured at fair value on a non-recurring basis in conjunction with the Partnership's impairment analysis. An impairment charge of approximately $404,000 was recorded for equipment written down to fair value in 2011. The fair value of the equipment is calculated using an income approach. The income approach utilized discounted cash flows based on inputs classified as level 3, within the fair value hierarchy. The primary inputs for the cash flow models were estimates of cash flows from lease revenue and expected residual values, as determined by management. The fair value of the technology equipment under the market approach was determined using quoted market prices and other market information for similar assets.

Fair Value disclosures of financial instruments not recorded at fair value on the balance sheet

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2012 and 2011 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2012 and 2011 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market values. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

Through December 31, 2012, we have solely entered into operating leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

Upon the end of the lease term, if the lessee has not met the return conditions as set out in the lease, the Partnership is entitled in certain cases to additional compensation from the lessee. The Partnership’s accounting policy for recording such payments is to treat them as revenue.

Gains or losses from sales of leased and off-lease equipment are recorded on a net basis in the Partnership’s Statement of Operations.

Other Assets

Equipment acquisition costs and deferred expenses are amortized on a straight-line basis over two-to-four year lives based on the original term of the lease and the loan, respectively. Unamortized acquisition costs and deferred expenses are charged to amortization expense when the associated leased equipment is sold.

Long-Lived Assets

Depreciation on equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to five years. Once an asset comes off lease or is released, the Partnership reassesses the useful life of an asset.

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. The fair value of the equipment is calculated using income and market approaches. An impairment charge of approximately $404,000 was recorded for equipment written down to fair value in 2011.

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

The Partnership reviews a customer’s credit history before extending credit. When the analysis indicates that the probability of full collection is unlikely, the Partnership may establish an allowance for uncollectible lease income receivable based upon the credit risk of specific customers, historical trends and other information. The Partnership writes off its lease income receivable when it determines that it is uncollectible and all economically sensible means of recovery have been exhausted.

Cash and cash equivalents

At December 31, 2012, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $153,000. Bank accounts are federally insured up to $250,000, while pursuant to the Dodd/Frank Act of 2010, some accounts are fully insured by the FDIC. At December 31, 2012 and 2011, the total cash bank balance was as follows:

Balance at December 31	2012	2011
Total bank balance	$153,000	$205,000
FDIC insured	(153,000)	(205,000)
Uninsured amount	$-	$-

The unlimited FDIC insurance coverage for noninterest-bearing bank accounts provided under the Dodd/Frank Act of 2010 expired on December 31, 2012. As of January 1, 2013, the Partnership is unaffected by this change as its bank balance is under the $250,000 insurable limit. However, the Partnership may from time to time exceed federal insured balances.

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions.  The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk.  The amounts in such accounts will fluctuate throughout 2013 due to many factors, including the pace of cash receipts and equipment acquisitions.

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

Net Loss Per Equivalent Limited Partnership Unit

The net loss per equivalent limited partnership unit is computed based upon net loss allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

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

The Partnership recorded an impairment charge of approximately $404,000 for the year ended December 31, 2011. These amounts are included in depreciation expense in the accompanying financial statements.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2012 and 2011, the Partnership incurred remarketing fees of approximately $47,000 and $159,000, respectively. For the years ended December 31, 2012 and 2011, cash paid for remarketing fees was approximately $54,000 and $143,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2012 was approximately $7,161,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2012 was approximately $18,416,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2012 was approximately $794,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2012 was approximately $1,641,000.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2011 was approximately $8,549,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2011 was approximately $22,164,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2011 was approximately $274,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2011 was approximately $874,000.

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

The following is a schedule of future minimum rentals on noncancelable leases at December 31, 2012:

Year Ending December 31,	Amount

2013	$1,075,000
2014	828,000
2015	266,000
2016	63,000
$2,232,000

The Patnership is in negotiations with a lessee related to the buy-out of several operating leases.

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue for the year ended December 31:

2012
Cummins Inc.	28%
Alliant Techsystems	20%
SuperValu, Inc.	10%

2011
Marriott International, Inc.	10%

Lessees equal to or exceeding 10% of lease income receivable at December 31:

2012
Cargill Inc.	23%
SuperValu, Inc.	17%

2011
Perspective Charter Schools	42%
SuperValu, Inc.	14%

5.	Related Party Transactions

Receivables/Payables

As of December 31, 2012 the Partnership’s related party receivables are short term, unsecured, and non-interest bearing.

During the year ended December 31, 2011, the Partnership recorded a payable to an affiliate in the amount of approximately $512,000, including interest. The balance is approximately $105,000 at December 31, 2012. The payable carries an annual interest rate of 6.25%. The payable is expected to be repaid during 2013.

	For the year ended December 31, 2012	For the year ended December 31, 2011

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the years ended December 31, 2012 and 2011, the General Partner waived certain reimbursable expenses due to it by the Partnership.
	$178,000	$618,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the year ended December 31, 2012, approximately $40,000 of acquisition fees were waived by the General Partner. For the year ended December 31, 2011, no acquisition fees were waived by the General Partner.	$51,000	$31,000

Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. Additionally, during the year ended December 31, 2012, the General Partner earned but waived approximately $8,000 of debt placement fees. During the year ended December 31, 2011, no debt placement fees were waived by the General Partner.
	$6,000	$2,000

Equipment management fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the years ended December 31, 2012 and 2011.
	$32,000	$35,000

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2012 and 2011, the General Partner earned but waived approximately $5,000 and $11,000 of equipment liquidation fees, respectively.
	$-	$5,000

General Partner Interest
The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of Cash Available for Distribution until the Limited Partners have received distributions of Cash Available for Distribution equal to their Capital Contributions plus the 10% Cumulative Return and thereafter, the General Partner will receive 10% of Cash Available for Distribution.	$1,000	$1,000

6. Notes Payable

Notes payable consisted of the following amounts:

	December 31, 2012	December 31, 2011

Installment note payable to bank; interest at 6.21%, due in monthly installments of $1,368, including interest, with final payment in May 2012	$-	$7,000

Installment notes payable to bank; interest rates ranging from 5.89% to 7.50%, due in monthly installments of $7,104 and $6,666, including interest, with final payment in April 2013	26,000	163,000

Installment notes payable to bank; interest at 3.95%, due in quarterly installments of $9,657 and $6,824, including interest, with final payment in July 2014	111,000	188,000

Installment notes payable to bank; interest at 3.95% , due in quarterly installments ranging from $4,517 to $9,795, including interest, with final payment in December 2014	277,000	-

Installment notes payable to bank; interest at 5.25%, due in monthly installments of $4,813, including interest, with final payment in March 2015	240,000	-

Installment notes payable to bank; interest rates ranging from 5.25% to 5.60%, due in monthly installments ranging from $868 to $3,800, including interest, with final payment in April 2015	172,000	-

Installment notes payable to bank; interest rates ranging from 3.95% to 4.23%, due in quarterly installment ranging from $2,436 to $6,195, including interest, with final payment in September 2015	176,000	-

Installment note payable to bank; interest at 5.50%, due in monthly installments of $7,910, including interest, with final payment in August 2016	315,000	-
	$1,317,000	$358,000

The notes are secured by specific technology equipment with a carrying value of approximately $1,786,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate payments of notes payable for each of the periods subsequent to December 31, 2012 are as follows:

Year Ending December 31,	Amount

2013	$559,000
2014	517,000
2015	179,000
2016	62,000
$1,317,000

7. Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2012	2011

Debt assumed in connection with purchase of computer equipment	$1,452,000	$188,000

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$20,000	$21,000

During the year ended December 31, 2012, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $127,000 and fully depreciated equipment of approximately $1,051,000. During the year ended December 31, 2011, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $84,000, and fully depreciated MobilePro equipment of approximately $937,000.

8. Commitments and Contingencies

SEC and FINRA Review

In August 2012 CCC, the Partnership’s Sponsor and parent of the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of the term "control person" with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any improper intent or a wilfful violation. The staff of FINRA raised similar and other issues during its follow-up inspection. As a result of ongoing correspondence and conversations, Commonwealth voluntarily provided clarifying information, and clarifying changes that have been made in disclosures in registration and other documents used by funds. The General Partner also instituted significantly enhanced controls and procedures to document the processing and allocation of expenses. Management believes that resolution of these issues with these agencies will not result in any adverse financial impact on the Partnership, CCC is involved in discussions with staff members to finalize a resolution of these matters, but no assurance can be provided until resolution comes to conclusion.

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

On August 19, 2010, an involuntary petition for relief under Chapter 7 of the Bankruptcy Code was filed against Allied in the US Bankruptcy Court for the District of New Jersey. On September 3, 2010, Mr. Schwartz was arrested by the FBI for alleged mail fraud in connection with his medical equipment leasing business. Additionally, Commonwealth was one of the petitioning creditors in an involuntary Chapter 7 bankruptcy petition filed against Mr. Schwartz personally on September 17, 2010, in the same court. To date, the Partnership has taken a 100% reserve against the Allied receivables, reflecting the uncertainty of the outcome of these cases and funds that may be available for creditors.  Upon considering the criminal complaints against Mr. Schwartz and his alleged co-conspirator, related press releases, and due to Mr. Schwartz’ resulting conviction for fraud in November 2011, management fully impaired all related equipment for approximately $979,000 in 2011.

There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets.  The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims.  Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

9. Legal Settlement

MobilePro Corp./City of Tempe, AZ

Commonwealth Capital Corp. ("Commonwealth") has settled the litigation in which it was involved on the Partnership's behalf with the City of Tempe, Arizona related to a default by a lessee, MobilePro Corp. MobilePro was a lessee that had defaulted on its lease of wi-fi equipment installed throughout the City of Tempe as part of a municipal broadband wireless network. Commonwealth and the City of Tempe agreed to settle the dispute at a mediation held on March 9, 2012, with Commonwealth agreeing to pay a reduced judgment of $1,175,000, of which the Partnership’s share is approximately $564,000 which was accrued for in 2011. The final settlement agreement was signed in March 30, 2012, and payment made to the City of Tempe on April 3, 2012.  As part of the appeal process, the Partnership had escrowed its share of bond collateral  in the amount of  $ 960,000.  The remainder of the bond collateral, after payment of banking fees, was returned to Commonwealth and the Partnership’s proportionate share (approximately $395,000) was allocated back to the Partnership.

10.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2012 and 2011 as follows:

	2012	2011
Financial statement basis of net assets	$392,531	$439,398
Tax basis of net assets (unaudited)	(234,070)	265,310
Difference	$(626,601)	$174,088

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Year ended December 31,	2012	2011

Net (loss) for financial reporting purposes to taxable (loss)	$(66,867)	$(1,706,774)
Adjustments (unaudited)
Gain (loss) on sale of computer equipment	(7,221)	(260,225)
Depreciation	(137,164)	(999,106)
Amortization	43,464	62,336
Unearned lease income	(13,463)	(121,433)
Penalties	360	2,413
Bad debts	15,743	26,980
Contingency loss	389,033	564,000
Other	(743,265)	310,996
Taxable (loss) on the Federal Partnership return (unaudited)	$(519,380)	$(2,120,813)

The “Adjustments – Other” includes financial statement adjustments that will be reflected on the tax return in the subsequent year.

Adjustment or loss on sale of equipment is due to longer useful lives for tax reporting purposes.