Form 10-Q
period 2013-03-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2013-05-15
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013 or

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

FORM 10-Q
March 31, 2013

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and cash equivalents	$149,864	$151,547
Lease income receivable, net of reserve of approximately $18,000 and $157,000 at March 31, 2013 and December 31, 2012, respectively	96,988	61,297
Other receivables	11,446	20,607
Prepaid expenses	413	413
	258,711	233,864

Equipment, at cost	11,185,501	11,176,725
Accumulated depreciation	(8,722,568)	(8,465,255)
	2,462,933	2,711,470

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $57,000 and $52,000 at March 31, 2013 and December 31, 2012, respectively	53,827	63,301

Total Assets	$2,775,471	$3,008,635

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$123,219	$128,020
Accounts payable, General Partner	479,527	486,473
Accounts payable, Commonwealth Capital Corp., net	520,645	485,486
Payable to Affiliate	25,391	105,089
Other accrued expenses	15,967	20,014
Unearned lease income	75,377	74,062
Notes payable	1,174,719	1,316,960
Total Liabilities	2,414,845	2,616,104

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	359,626	391,531
Total Partners' Capital	360,626	392,531

Total Liabilities and Partners' Capital	$2,775,471	$3,008,635

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenue
Lease	$330,521	$289,824
Interest and other	16,752	175
Gain on sale of equipment	896	2,691
Total revenue	348,169	292,690

Expenses
Operating, excluding depreciation	58,119	63,978
Equipment management fee, General Partner	8,263	7,658
Interest	14,809	7,764
Depreciation	289,408	235,790
Amortization of equipment acquisition costs and deferred expenses	9,475	15,568
Other	-	2,808
Total expenses	380,074	333,566

Net loss	$(31,905)	$(40,876)

Net loss allocated to Limited Partners	$(31,905)	$(40,876)

Net loss per equivalent Limited Partnership unit	$(0.03)	$(0.03)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,236,608	1,236,608

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the three months ended March 31, 2013
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2013	50	1,236,608	$1,000	$391,531	$392,531
Net loss	-	-	-	(31,905)	(31,905)
Balance, March 31, 2013	50	1,236,608	$1,000	$359,626	$360,626

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Net cash provided by operating activities	$97,288	$181,125

Investing activities:
Capital expenditures	(20,643)	(259,409)
Equipment acquisition fees, General Partner	-	(30,583)
Net proceeds from the sale of equipment	1,370	6,938
Net cash used in investing activities	(19,273)	(283,054)

Financing activities:
Debt placement fee paid to the General Partner	-	(6,234)
Payments on payable to Affiliate	(79,698)	-
Net cash used in financing activities	(79,698)	(6,234)

Net decrease in cash	(1,683)	(108,163)

Cash and cash equivalents at beginning of period	151,547	203,066

Cash and cash equivalents at end of period	$149,864	$94,903

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2012 has been prepared from the books and records without audit.  Financial information as of December 31, 2012 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements.  In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included.  For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2013.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies.  However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2013 and December 31, 2012 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2013 and December 31, 2012 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2013, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $151,000. Bank accounts are federally insured up to $250,000 by the FDIC.  At March 31, 2013, the total cash bank balance was as follows:

At March 31, 2013	Amount
Total bank balance	$151,000
FDIC insured	(151,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC.  The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange.  The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2013 due to many factors, including cash receipts, interest rates and equipment acquisitions.

Recent Accounting Pronouncements

In October 2012, the FASB issued ASU No. 2012-04 (“ASU Update 2012-04”), Technical Corrections and Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments in this ASU that will not have transition guidance are effective upon issuance of the ASU, which is the fourth quarter of 2012. The amendments that are subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012. The Partnership adopted this ASU during the first quarter of 2013 and determined it had no material impact on its financial statements.

In April 2013, the FASB issued ASU No. 2013-07 (“ASU Updated 2013-07”), Presentation of Financial Statements(Topic 205): Liquidation Basis of Accounting. This ASU provides guidance on the application of the liquidation basis of accounting as provided by U.S. GAAP. The guidance will improve the consistency of financial reporting for liquidating entities. The guidance in this ASU is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Partnership anticipates the ASU will not have a material impact on its financial statements once adopted during the liquidation stage of its life cycle.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the three months ended March 31, 2013 and 2012, the Partnership incurred remarketing fees of approximately $15,000 and $9,000, respectively. For the three months ended March 31, 2013, the Partnership did not pay remarketing fees. For the three months ended March 31, 2012 the Partnership paid approximately $10,000 in such fees.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2013 was approximately $7,170,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2013 was approximately $18,450,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2013 was approximately $611,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2013 was approximately $1,234,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2013:

Amount
Nine Months ended December 31, 2013	$803,000
Year ended December 31, 2014	836,000
Year ended December 31, 2015	284,000
Year ended December 31, 2016	66,000
$1,989,000

The Partnership is in negotiations with a significant lessee related to the buy-out of several operating leases.

4. Related Party Transactions

Receivables/Payables

As of March 31, 2013, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

During 2011, the Partnership recorded a payable to an affiliate in the amount of approximately $512,000, including interest. The balance is approximately $25,000 at March 31, 2013. The payable carries an annual interest rate of 6.25%. The payable is expected to be repaid during 2013.

Three months ended March 31,	2013	2012

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2013 and 2012, the General Partner waived certain reimbursable expenses due to it by the Partnership.
	$48,000	$62,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2013, all prepaid equipment acquisition fees were earned by the General Partner. For the three months ended March 31, 2013, approximately $2,000 of acquisition fees were waived by the General Partner. For the three months ended March 31, 2012, no acquisition fees were waived by the General Partner.	$-	$35,000

Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness.  No such fee will be paid with respect to borrowings from the general partner or its affiliates.  We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested.  The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. Additionally, during the three months ended March 31, 2013, the General Partner earned but waived approximately $2,000 of debt placement fees. During the three months ended March 31, 2012, no debt placement fees were waived by the General Partner.
	$-	$6,000

Equipment management fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the three months ended March 31, 2013 and 2012.
	$8,000	$8,000

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.. During the three months ended March 31, 2013 and 2012, the General Partner waived approximately $100 and $200 of equipment liquidation fees, respectively.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2013	December 31, 2012

Installment notes payable to bank; interest rates ranging from 5.89% to 7.50%, due in monthly installments of $6,666 and $7,104, respectively, including interest, with final payment in April 2013	$7,000	$26,000

Installment notes payable to bank; interest at 3.95%, due in quarterly installments ranging from $6,824 to $9,657, including interest, with final payment in July 2014	96,000	111,000

Installment notes payable to bank; interest at 3.95%, due in quarterly installments ranging from $4,517 to $9,795, including interest, with final payment in December 2014	242,000	277,000

Installment notes payable to bank: interest at 5.25%, due in monthly installments of $4,813, including interest, with final payment in March 2015	215,000	240,000

Installment notes payable to bank; interest rates ranging from 5.25% to 5.60%, due in monthly installments ranging from $868 to $3,800, including interest, with final payment in April 2015	154,000	172,000

Installment notes payable to bank; interest rates ranging from 3.95% to 4.23%, due in quarterly installments ranging from $2,436 to $6,195, including interest, with final payment in September 2015	146,000	176,000

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $398, including interest, with final payment in October 2015	4,000	-

Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $208 to $1,217, including interest, with final payment in November 2015	16,000	-

Installment note payable to bank; interest at 5.50% , due in monthly installments of $7,910, including interest, with final payment in August 2016	295,000	315,000
	$1,175,000	$1,317,000

These notes are secured by specific equipment with a carrying value of approximately $1,666,000 and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2013 are as follows:

Amount
Nine months ending December 31, 2013	$404 ,000
Year ended December 31, 2014	523,000
Year ended December 31, 2015	186,000
Year ended December 31, 2016	62,000
$1,175,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2013	2012
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$163,000	$67,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2013	2012
Equipment acquisition fees earned by General Partner, upon purchase of equipment, from prepaid acquisition fees	$-	$5,000
Debt assumed in conjunction with purchase of equipment	$21,000	$623,000

At March 31, 2013 and 2012, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $5,000 and $28,000, respectively.

At March 31, 2013 and 2012, the Partnership wrote-off fully reserved lease income receivable of approximately $138,000 and $0, respectively.

7. Commitments and Contingencies

Regulatory Activities

In August 2012 Commonwealth Capital Securities Corp (“CCSC”) and Commonwealth Capital Corp., the parent of CCSC and the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of control person with regards to the limits on reimbursement of certain expenses.  The staff had also indicated on their communication that they are not suggesting any egregious intent or violation. As a result of ongoing correspondence and conversation, Commonwealth volunteered to and provided clarifying changes that have been made in disclosures in ongoing registration documents used by funds. While management believes that resolution of these issues with this agency will not result in any adverse financial impact on the Funds, we are involved in discussions with staff members to finalize resolution, but no assurance can be provided until resolution comes to conclusion.  On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents.  The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds.  Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified.     CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding.  Since the FINRA exam, Commonwealth has instituted additional procedures to avoid any such errors in the future.  Management believes that resolution of these issues will not result in any adverse financial impact on the Funds, but no assurance can be provided until resolution comes to conclusion.

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, management had fully impaired all equipment and reserved for all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. During 2013, the fully reserved accounts receivable was written off. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

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

INDUSTRY OVERVIEW

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $725 billion equipment finance sector, showed overall new business volume for the year end increased 3% relative to the same period of 2012.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days decreased to below 2.8% from the same period last year. Additionally, charge-offs declined to the all-time low of 0.3%.  More than 50% of ELFA reporting members reported submitting more transactions for approval during the month of March.  According to the Equipment Lease Foundation, growth for 2013 is forecast at 2.9%.

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

See Note 2 to our condensed financial statements included herein for a discussion related to recent accounting pronouncements.

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

REVENUE RECOGNITION

Through March 31, 2013, the Partnership has solely entered into operating leases. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

Gain or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s condensed Statement of Operations.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the three months ended March 31, 2013 was provided by operating activities of approximately $97,000.  This compares to the three months ended March 31, 2012 where our primary sources of cash were from operating activities of approximately $181,000 and proceeds from the sale of equipment were approximately $7,000.

Our primary uses of cash for the three months ended March 31, 2013 were for the purchase of new equipment of approximately $21,000 and payments on payable to Affiliate of approximately $80,000. For the three months ended March 31, 2012, our primary uses of cash were for the purchase of new equipment of approximately $259,000 and for equipment acquisition fees of approximately $31,000.

Capital expenditures are expected to occur during the remainder of 2013, as management focuses on additional equipment acquisitions. We intend to invest approximately $1,900,000 in additional equipment during the remainder of 2013.  The acquisition of this equipment will be primarily funded by debt financing.

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

Cash was provided by operating activities for the three months ended March 31, 2013 of approximately $97,000, which includes a net loss of approximately $32,000 and depreciation and amortization expenses of approximately $299,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $163,000. Additionally we had a gain on the sale of equipment in the amount of approximately $1,000.  For the three months ended March 31, 2012, cash was provided by operating activities for the three months ended March 31, 2012 of approximately $181,000, which includes a net loss of approximately $41,000 and depreciation and amortization expenses of approximately $251,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $67,000. Additionally we had a gain on the sale of equipment in the amount of approximately $3,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2013, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $151,000. Bank accounts are federally insured up to $250,000 by the FDIC.  At March 31, 2013, the total cash bank balance was as follows:

At March 31, 2013	Amount
Total bank balance	$151,000
FDIC insured	(151,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC.  The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange.  The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2013 due to many factors, including cash receipts, interest rates and equipment acquisitions.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of March 31, 2013, we had future minimum rentals on non-cancelable operating leases of approximately $803,000 for the balance of the year ending December 31, 2013 and approximately $1,186,000 thereafter.

The Partnership is in negotiations with a significant lessee related to the buy-out of several operating leases.

As of March 31, 2013, our non-recourse debt was approximately $1,175,000, with interest rates ranging from 3.95% to 7.50%, and will be payable through August 2016.

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

 RESULTS OF OPERATIONS

Three months ended March 31, 2013 compared to three months ended March 31, 2012

Lease Revenue

Our lease revenue increased to approximately $331,000 for the three months ended March 31, 2013, from approximately $290,000 for the three months ended March 31, 2012.  This increase is primarily due to an increase in the acquisition of new equipment over the past several years, primarily through debt financing.

The Partnership had 120 and 127 operating leases during the three months ended March 31, 2013 and 2012, respectively. Even though the number of active leases decreased in the three months ended March 31, 2013, the revenue generated from those leases was greater due to increases in the size of the individual leases and minimum lease payments. Management expects to continue to add new leases to our portfolio throughout the remainder of 2013, funded primarily through debt.

Sale of Equipment

We sold equipment with a net book value of approximately $500 for the three months ended March 31, 2013, for a net gain of approximately $1,000. This compared to equipment that we sold for the three months ended March 31, 2012 with a net book value of approximately $4,000, for a net gain of approximately $3,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $58,000 for the three months ended March 31, 2013, from approximately $64,000 for the three months ended March 31, 2012.  This decrease is primarily attributable to a decrease in various administrative expenses.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee stayed consistent at approximately $8,000 for the three months ended March 31, 2013 and 2012.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $299,000 for the three months ended March 31, 2013, from $251,000 for the three months ended March 31, 2012. This increase is consistent with the increase in the acquisition of new equipment by the Partnership, primarily through debt financing.

Net Income (Loss)

For the three months ended March 31, 2013, we recognized revenue of approximately $348,000 and expenses of approximately $380,000, resulting in a net loss of approximately $32,000.  For the three months ended March 31, 2012, we recognized revenue of approximately $293,000 and expenses of approximately $334,000, resulting in a net loss of approximately $41,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4.  Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2013, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II:   OTHER INFORMATION

Item 1.  Legal Proceedings

Regulatory Activities

In August 2012 Commonwealth Capital Securities Corp (“CCSC”) and Commonwealth Capital Corp., the parent of CCSC and the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of control person with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any egregious intent or violation. As a result of ongoing correspondence and conversation, Commonwealth volunteered to and provided clarifying changes that have been made in disclosures in ongoing registration documents used by funds. While management believes that resolution of these issues with this agency will not result in any adverse financial impact on the Funds, we are involved in discussions with staff members to finalize resolution, but no assurance can be provided until resolution comes to conclusion. On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding. Since the FINRA exam, Commonwealth has instituted additional procedures to avoid any such errors in the future. Management believes that resolution of these issues will not result in any adverse financial impact on the Funds, but no assurance can be provided until resolution comes to conclusion.
Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, management had fully impaired all equipment and reserved for all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. During 2013, the fully reserved accounts receivable was written off. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 15, 2013	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2013	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer