Form 10-Q
period 2013-06-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2013-08-14
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013 or

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

FORM 10-Q
June 30, 2013

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and cash equivalents	$142,627	$151,547
Lease income receivable, net of reserve of approximately $0 and $157,000 at June 30, 2013 and December 31, 2012, respectively	28,618	61,297
Other receivables	8,878	20,607
Prepaid expenses	413	413
	180,536	233,864

Equipment, at cost	10,718,839	11,176,725
Accumulated depreciation	(8,495,210)	(8,465,255)
	2,223,629	2,711,470

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $50,000 and $52,000 at June 30, 2013 and December 31, 2012, respectively	44,947	63,301
	44,947	63,301

Total Assets	$2,449,112	$3,008,635

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$87,382	$128,020
Accounts payable, General Partner	424,650	486,473
Accounts payable, Commonwealth Capital Corp., net	463,936	485,486
Payable to Affiliate	-	105,089
Other accrued expenses	9,073	20,014
Unearned lease income	73,649	74,062
Notes payable	1,036,187	1,316,960
Total Liabilities	2,094,877	2,616,104

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	353,235	391,531
Total Partners' Capital	354,235	392,531

Total Liabilities and Partners' Capital	$2,449,112	$3,008,635

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue
Lease	$263,881	$327,027	$594,402	$616,851
Interest and other	-	164	16,147	339
Gain on sale of equipment	13,375	16,495	14,271	19,186
Total revenue	277,256	343,686	624,820	636,376

Expenses
Operating, excluding depreciation	19,829	92,167	77,948	156,145
Equipment management fee, General Partner	6,597	8,175	14,860	15,833
Interest	13,690	14,664	28,499	22,428
Depreciation	252,547	289,420	541,955	525,210
Amortization of equipment acquisition costs and deferred expenses	8,879	13,932	18,354	29,500
Bad debt (recovery)	(18,500)	-	(18,500)	-
Other	605	207	-	3,015
Total expenses	283,647	418,565	663,116	752,131

Net loss	$(6,391)	$(74,879)	$(38,296)	$(115,755)

Net loss allocated to Limited Partners	$(6,391)	$(74,879)	$(38,296)	$(115,755)

Net loss per equivalent Limited Partnership unit	$(0.01)	$(0.06)	$(0.03)	$(0.09)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,236,608	1,236,608	1,236,608	1,236,608

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the six months ended June 30, 2013
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2013	50	1,236,608	$1,000	$391,531	$392,531
Net loss	-	-	-	(38,296)	(38,296)
Balance, June 30, 2013	50	1,236,608	$1,000	$353,235	$354,235

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Six Months ended
	June 30, 2013	June 30, 2012

Net cash provided by (used in) operating activities	$127,078	$(217,656)

Cash flows from investing activities
Capital expenditures	(42,116)	(489,045)
Equipment acquisition fees paid to the General Partner	-	(30,583)
Net proceeds from the sale of equipment	11,207	38,861
Net cash used in investing activities	(30,909)	(480,767)

Cash flows from financing activities
Escrow - Restricted Cash	-	960,000
Payments on payable to Affiliate	(105,089)	(406,649)
Cash Contributions - CCC	-	20,000
Debt placement fee paid to the General Partner	-	(6,234)
Net cash (used in) provided by financing activities	(105,089)	567,117

Net decrease in cash and cash equivalents	(8,920)	(131,306)

Cash and cash equivalents at beginning of period	151,547	203,066

Cash and cash equivalents at end of period	$142,627	$71,760

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2012 has been prepared from the books and records without audit. Financial information as of December 31, 2012 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2012. Operating results for the six months ended June 30, 2013 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2013.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2013 and December 31, 2012 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2013 and December 31, 2012 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2013, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $146,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2013, the total cash bank balance was as follows:

At June 30, 2013	Amount
Total bank balance	$146,000
FDIC insured	(146,000)
Uninsured amount	$-

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

Reclassification

Certain previously reported amounts have been reclassified to conform to the current presentation. Legal expenses had been presented as a separate line item on the Condensed Statement of Operations for the three and six months ended June 30, 2012. For the current presentation, legal expenses are included in operating expenses for the three and six months ended June 30, 2013 and 2012. The net results of the reclassifications did not have a material impact on the Partnership's previously reported financial position, results of operation or statements of cash flows.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the six months ended June, 2013 and 2012, the Partnership incurred remarketing fees of approximately $3,000 and $20,000, respectively. For the six months ended June 30, 2013 and 2012 the Partnership paid approximately $19,000 and $21,000 in such fees, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2013 was approximately $7,177,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2013 was approximately $18,464,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2013 was approximately $619,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2013 was approximately $1,237,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2013:

Amount
Six Months ended December 31, 2013	$502,000
Year ended December 31, 2014	874,000
Year ended December 31, 2015	315,000
Year ended December 31, 2016	67,000
$1,758,000

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating leases. The Partnership received consideration of approximately $68,000 as a result of the settlement. This consideration is recorded as a receivable from CCC in the Partnership’s condensed balance sheet at June 30, 2013 as CCC remitted the proceeds to the Partnership in July 2013. Through the settlement, the Partnership reduced its lease income receivable by approximately $56,000 including a bad debt recovery of approximately $18,000 during the three months ended June 30, 2013. The consideration for the buyout of equipment under operating leases was approximately $12,000 which resulted in a net gain on the sale of equipment that was subject to operating leases of approximately $6,000 during the three months ended June 30, 2013.

4. Related Party Transactions

Receivables/Payables

As of June 30, 2013, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

During 2011, the Partnership recorded a payable to an affiliate in the amount of approximately $512,000, including interest. The payable carried an annual interest rate of 6.25%. The payable was fully paid in April 2013.

Six months ended June 30,	2013	2012

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the six months ended June 30, 2013 and 2012, the General Partner waived certain reimbursable expenses due to it by the Partnership.
	$77,000	$134,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At June 30, 2013, all prepaid equipment acquisition fees were earned by the General Partner. For the six months ended June 30, 2013, approximately $3,000 of acquisition fees were waived by the General Partner. For the six months ended June 30, 2012, approximately $6,000 of acquisition fees were waived by the General Partner.	$-	$51,000

Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. Additionally, during the six months ended June 30, 2013, the General Partner earned but waived approximately $200 of debt placement fees. During the six months ended June 30, 2012, approximately $3,000 of debt placement fees were earned but waived by the General Partner.
	$-	$6,000

Equipment management fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the six months ended June 30, 2013 and 2012.
	$15,000	$16,000

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the six months ended June 30, 2013 and 2012, the General Partner waived approximately $1,000 of equipment liquidation fees.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2013	December 31, 2012

Installment notes payable to bank; interest rates ranging from 5.89% to 7.50%, due in monthly installments of $6,666 and $7,104, respectively, including interest, with final payment in April 2013	$-	$26,000

Installment notes payable to bank; interest at 3.95%, due in quarterly installments ranging from $6,824 to $9,657, including interest, with final payment in July 2014	80,000	111,000

Installment notes payable to bank; interest at 3.95%, due in quarterly installments ranging from $4,517 to $9,795, including interest, with final payment in December 2014	208,000	277,000

Installment notes payable to bank: interest at 5.25%, due in monthly installments of $4,813, including interest, with final payment in March 2015	188,000	240,000

Installment notes payable to bank; interest rates ranging from 5.25% to 5.60%, due in monthly installments ranging from $868 to $3,800, including interest, with final payment in April 2015	135,000	172,000

Installment notes payable to bank; interest rates ranging from 3.95% to 4.23%, due in quarterly installments ranging from $2,436 to $6,195, including interest, with final payment in September 2015	132,000	176,000

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $398, including interest, with final payment in October 2015	4,000	-

Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $208 to $1,217, including interest, with final payment in November 2015	13,000	-

Installment note payable to bank; interest at 5.50% , due in monthly installments of $7,910, including interest, with final payment in August 2016	276,000	315,000
	$1,036,000	$1,317,000

These notes are secured by specific equipment with a carrying value of approximately $1,468,000 as of June 30, 2013 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2013 are as follows:

Amount
Six months ending December 31, 2013	$265,000
Year ended December 31, 2014	523,000
Year ended December 31, 2015	186,000
Year ended December 31, 2016	62,000
$1,036,000

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2013	2012
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$301,000	$241,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2013	2012
Equipment acquisition fees earned by General Partner, upon purchase of equipment, from prepaid acquisition fees	$-	$20,000
Debt assumed in conjunction with purchase of equipment	$21,000	$932,000
Consideration from CCC related to sale of equipment held under operating leases	$12,000	$-

At June 30, 2013 and 2012, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $21,000 and $124,000, respectively.

At June 30, 2013 and 2012, the Partnership wrote-off fully reserved lease income receivable of approximately $138,000 and $0, respectively.

7. Commitments and Contingencies

Regulatory Activities

In August 2012 Commonwealth Capital Securities Corp (“CCSC”) and Commonwealth Capital Corp., the parent of CCSC and the General Partner, received communication from the staff of the U.S. Securities and Exchange Commission with respect to the interpretation and application of control person with regards to the limits on reimbursement of certain expenses. The staff had also indicated on their communication that they are not suggesting any egregious intent or violation. As a result of ongoing correspondence and conversation, CCC volunteered to and provided clarifying changes that have been made in disclosures in ongoing registration documents used by funds. While management believes that resolution of these issues with this agency will not result in any adverse financial impact on the Funds, we are involved in discussions with staff members to finalize resolution, but no assurance can be provided until resolution comes to conclusion. On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. CCSC and Ms. Springsteen-Abbott deny the allegations and intend to vigorously defend the proceeding. Since the FINRA exam, CCC has instituted additional procedures to avoid any such errors in the future. Management believes that resolution of these issues will not result in any adverse financial impact on the Funds, but no assurance can be provided until resolution comes to conclusion.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Lease Finance Association (“ELFA”) Monthly Leasing and Finance Index which reports economic activity for the $725 billion equipment finance sector, showed overall new business volume for the 2nd quarter increased 10% relative to the same period of 2012.  Credit quality continued to improve as the rate of receivables aged in excess of 30 days decreased to below 1.4% from the same period last year. Additionally, charge-offs remain at an all-time low of 0.3%.  More than 50% of ELFA reporting members reported submitting more transactions for approval during the month of June.

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

REVENUE RECOGNITION

Through June 30, 2013, the Partnership has solely entered into operating leases. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the six months ended June 30, 2013 were provided by operating activities of approximately $127,000 and proceeds from the sale of equipment of approximately $11,000. This compares to the six months ended June 30, 2012 where our primary sources of cash were from proceeds from the sale of equipment of approximately $39,000, a cash contribution from CCC of approximately $20,000 and from the return of the escrow restricted cash of approximately $960,000.

Our primary uses of cash for the six months ended June 30, 2013 were for the purchase of new equipment of approximately $42,000 and payments on payable to Affiliate of approximately $105,000. For the six months ended June 30, 2012, our primary uses of cash were for operating activities of approximately $218,000, the purchase of new equipment of approximately $489,000, payments on a payable to Affiliate of approximately $407,000 and for equipment acquisition fees of approximately $31,000.

Capital expenditures are expected to occur during the remainder of 2013, as management focuses on additional equipment acquisitions. We intend to invest approximately $1,800,000 in additional equipment during the remainder of 2013. The acquisition of this equipment will be primarily funded by debt financing.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

Cash was provided by operating activities for the six months ended June 30, 2013 of approximately $127,000, which includes a net loss of approximately $38,000 and depreciation and amortization expenses of approximately $560,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $301,000 and bad debt recovery of approximately $19,000. Additionally we had a gain on the sale of equipment in the amount of approximately $14,000. For the six months ended June 30, 2012, cash was used in operating activities of approximately $218,000, which includes a net loss of approximately $116,000 and depreciation and amortization expenses of approximately $555,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $241,000. Additionally we had a gain on the sale of equipment in the amount of approximately $19,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2013, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $146,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2013, the total cash bank balance was as follows:

At June 30, 2013	Amount
Total bank balance	$146,000
FDIC insured	(146,000)
Uninsured amount	$-

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2013, we had future minimum rentals on non-cancelable operating leases of approximately $502,000 for the balance of the year ending December 31, 2013 and approximately $1,256,000 thereafter.

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating leases. The Partnership received consideration of approximately $68,000 as a result of the settlement. This consideration is recorded as a receivable from CCC in the Partnership’s condensed balance sheet at June 30, 2013 as CCC remitted the proceeds to the Partnership in July 2013.

As of June 30, 2013, our non-recourse debt was approximately $1,036,000, with interest rates ranging from 3.95% to 5.60%, and will be payable through August 2016.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Lease Revenue

Our lease revenue decreased to approximately $264,000 for the three months ended June 30, 2013, from approximately $327,000 for the three months ended June 30, 2012. This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired, as well as the reduction in lease revenue due to the buy-out with the significant lessee as discussed in Note 3 of our condensed financial statements.

The Partnership had 85 and 120 operating leases during the six months ended June 30, 2013 and 2012, respectively. The decrease in the amount of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2013, funded primarily through debt financing.

Sale of Equipment

We sold equipment with a net book value of approximately $8,000 for the three months ended June 30, 2013, for a net gain of approximately $13,000. This compared to equipment that we sold for the three months ended June 30, 2012 with a net book value of approximately $15,000, for a net gain of approximately $16,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $20,000 for the three months ended June 30, 2013, from approximately $93,000 for the three months ended June 30, 2012. This decrease is primarily attributable to a decrease in various administrative and legal expenses. Legal expenses were incurred during the three months ended June 30, 2012 related to the City of Tempe litigation that was settled during 2012. No legal expenses were incurred during the three months ended June 30, 2013. Further details concerning the City of Tempe litigation can be found in the Partnership’s most recent 10K filing.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $7,000 for the three months ended June 30, 2013 from approximately $8,000 for the three months ended June 30, 2012. This decrease is consistent with the decrease in overall lease revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased from approximately $261,000 for the three months ended June 30, 2013, from $303,000 for the three months ended June 30, 2012. This decrease is due an increase in the amount of equipment that is fully depreciated, partially offset by new equipment acquisitions and the sale of equipment related to the buy-out with the significant lessee as discussed in Note 3 of our condensed financial statements.

Net Income (Loss)

For the three months ended June 30, 2013, we recognized revenue of approximately $277,000 and expenses of approximately $283,000, resulting in a net loss of approximately $6,000. For the three months ended June 30, 2012, we recognized revenue of approximately $344,000 and expenses of approximately $419,000, resulting in a net loss of approximately $75,000. This change in net loss is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Lease Revenue

Our lease revenue decreased to approximately $594,000 for the six months ended June 30, 2013, from approximately $617,000 for the six months ended June 30, 2012. This decrease was primarily due to more lease agreements ending versus new lease agreements being acquired, as well as the reduction in lease revenue due to the buy-out with the significant lessee as discussed in Note 3 of our condensed financial statements.

The Partnership had 85 and 120 operating leases during the six months ended June 30, 2013 and 2012, respectively. The decrease in the amount of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2013, funded primarily through debt financing.

Sale of Equipment

We sold equipment with a net book value of approximately $9,000 for the six months ended June 30, 2013, for a net gain of approximately $14,000. This compared to equipment that we sold for the six months ended June 30, 2012 with a net book value of approximately $20,000, for a net gain of approximately $19,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $78,000 for the six months ended June 30, 2013, from approximately $156,000 for the six months ended June 30, 2012. This decrease is primarily attributable to a decrease in various administrative expenses. Legal expenses were incurred during the six months ended June 30, 2012 related to the City of Tempe litigation that was settled during 2012. No legal expenses were incurred during the six months ended June 30, 2013. Further details concerning the City of Tempe litigation can be found in the Partnership’s most recent 10K filing.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $15,000 for the six months ended June 30, 2013 from approximately $16,000 for the six months ended June 30, 2012. This decrease is consistent with the decrease in overall lease revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased to approximately $560,000 for the six months ended June 30, 2013, from $555,000 for the six months ended June 30, 2012. This increase is primarily due to the depreciation of equipment acquisitions of approximately $909,000 since July 1, 2012, partially offset by an increase in the amount of equipment that is fully depreciated and that has been sold since July 1, 2012.

Net Income (Loss)

For the six months ended June 30, 2013, we recognized revenue of approximately $625,000 and expenses of approximately $663,000, resulting in a net loss of approximately $38,000. For the six months ended June 30, 2012, we recognized revenue of approximately $636,000 and expenses of approximately $752,000, resulting in a net loss of approximately $116,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2013, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2013 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
August 14, 2013	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2013	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer