Form 10-K
period 2013-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2014-03-31
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013 or

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
DECEMBER 31, 2013

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

During the years ended December 31, 2013 and 2012, there were no redemptions granted to limited partners.

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

As of December 31, 2013, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2013, the Partnership has not entered into any such agreement.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. Through December 31, 2013, the Partnership has acquired a diversified equipment portfolio, which it has leased to 31 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2013 are as follows:

Equipment Type	Approximate %
Audio Visual	2%
Datacom	2%
Inventory Control Systems	7%
Laptops/Desktops	8%
Multifunction Centers	10%
Servers	51%
Storage	13%
Workstations	7%
Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2013, all leases that have been entered into are “triple net leases”.

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2013 and 2012, the Partnership incurred remarketing fees of approximately $3,000 and $47,000, respectively. For the years ended December 31, 2013 and 2012, approximately $19,000 and $54,000 of remarketing fees were paid with cash or netted against receivables due from such parties, respectively.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts, by the Partnership at the time the debt is incurred, with monies received that are not considered “original proceeds” of the Partnership’s public offering. The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2013, the aggregate nonrecourse debt outstanding of approximately $987,000 was approximately 11.4% of the aggregate cost of the equipment owned, with a carrying value of approximately $1,465,000 at December 31, 2013 and are nonrecourse liabilities of the Partnership.

The Partnership may purchase some items of equipment without leverage. If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practicable and invest any proceeds from such financing in additional items of equipment. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. During 2013, the Partnership did not enter into any such agreements.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2013, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2013, the Partnership has not entered into any debt refinancing transactions.

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

INVESTMENTS

Through March 4, 2014, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Aetna Life Insurance Co.	Datacom - Other	36	$ 53,649.63
Agility Logistics Corp	Oce Multifunction Centers	12	$ 2,468.15
Alcatel-Lucent USA Inc.	Digital Storage	36	$ 165,240.00
Allegheny Energy	Small IBM Servers	12	$ 26,491.44
Alliant Techsystems, Inc.	Blade Servers	36	$ 250,436.36
Alliant Techsystems, Inc.	Laptops	7	$ 53,167.66
Alliant Techsystems, Inc.	High Vol & Spec Printers	36	$ 39,226.58
Alliant Techsystems, Inc.	Audio Visual	36	$ 188,871.75
Alliant Techsystems, Inc.	Laptops	36	$ 196,975.09
Alliant Techsystems, Inc.	Laptops	36	$ 157,037.23
Alliant Techsystems, Inc.	High Vol & Spec Printers	36	$ 76,793.06
Alliant Techsystems, Inc.	Desktops - Tier 1	32	$ 1,936.72
Alliant Techsystems, Inc.	Multifunction Centers	36	$ 32,218.76
Alliant Techsystems, Inc.	Blade Servers	12	$ 10,035.32
Alliant Techsystems, Inc.	Desktops - Tier 1	28	$ 101,108.78
Alliant Techsystems, Inc.	Desktops - Tier 1	12	$ 17,726.72
American Reprographics Company, L.L.C.	Canon Multifunction Centers	36	$ 7,092.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	48	$ 17,789.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	48	$ 6,738.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	36	$ 10,715.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 6,369.00
American Reprographics Company, L.L.C.	Multifunction Centers	36	$ 5,582.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	36	$ 12,673.00
American Reprographics Company, L.L.C.	Canon Multifunction Centers	35	$ 7,151.00
American Reprographics Company, L.L.C.	Multifunction Centers	47	$ 6,022.00
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 3,898.00
Cargill, Inc	Canon Multifunction Centers	36	$ 44,346.00
Cargill, Inc	Industrial Precision	36	$ 31,656.00
Cargill, Inc	Canon Multifunction Centers	36	$ 144,738.04
Cargill, Inc	Canon Multifunction Centers	36	$ 49,649.00
Charleston Area Medical Center	Canon Multifunction Centers	35	$ 11,752.94
Charleston Area Medical Center	Konica Multifunction Centers	37	$ 12,645.41
Charleston Area Medical Center	Konica Multifunction Centers	37	$ 13,499.83
Cigna	Oce Multifunction Centers	15	$ 3,534.15
Cummins Inc.	Small IBM Servers	12	$ 7,954.62
Cummins Inc.	Small IBM Servers	12	$ 6,249.98
Cummins Inc.	Small IBM Servers	12	$ 11,049.93
Cummins Inc.	Small IBM Servers	12	$ 27,716.06
Cummins Inc.	Small IBM Servers	12	$ 4,911.79
Cummins Inc.	Small IBM Servers	12	$ 50,088.17
Cummins Inc.	Blade Servers	12	$ 76,907.67
Cummins Inc.	Small IBM Servers	12	$ 6,134.84
Cummins Inc.	Small IBM Servers	12	$ 27,003.24
Cummins Inc.	Small IBM Servers	12	$ 51,460.09
Cummins Inc.	High End Sun Servers	12	$ 137,254.84
Cummins Inc.	Small IBM Servers	12	$ 98,812.21
Cummins Inc.	Small IBM Servers	12	$ 6,292.48
Cummins Inc.	Small IBM Servers	12	$ 14,694.65
Cummins Inc.	Small IBM Servers	12	$ 35,597.81
Cummins Inc.	Small IBM Servers	12	$ 3,067.42
Cummins Inc.	High End Sun Servers	12	$ 42,283.28
Cummins Inc.	High End Sun Servers	12	$ 132,870.05
Cummins Inc.	High End Sun Servers	12	$ 141,841.37
Cummins Inc.	Blade Servers	11	$ 104,017.58
Cummins Inc.	Small IBM Servers	12	$ 6,953.22
Cummins Inc.	High End Sun Servers	12	$ 25,409.02
Cummins Inc.	Blade Servers	12	$ 5,514.25
Cummins Inc.	High End Sun Servers	12	$ 65,411.69
Cummins Inc.	High End Sun Servers	12	$ 88,879.65
Cummins Inc.	High End Sun Servers	12	$ 78,106.33
Cummins Inc.	Small IBM Servers	12	$ 6,013.64
Cummins Inc.	Small IBM Servers	12	$ 7,832.22
Cummins Inc.	Small IBM Servers	12	$ 7,158.84
Cummins Inc.	Small IBM Servers	12	$ 4,539.57
Cummins Inc.	High End Sun Servers	12	$ 37,942.27
Cummins Inc.	Small IBM Servers	12	$ 3,006.82
Cummins Inc.	Small IBM Servers	12	$ 18,667.04
Cummins Inc.	Blade Servers	12	$ 3,571.00
Cummins Inc.	High End Sun Servers	12	$ 35,042.41
Cummins Inc.	High End Sun Servers	12	$ 55,597.32
Cummins Inc.	Small IBM Servers	12	$ 43,151.68
Cummins Inc.	Blade Servers	12	$ 35,267.22
Cummins Inc.	High End Sun Servers	12	$ 89,704.67
Cummins Inc.	Small IBM Servers	12	$ 5,760.05
Cummins Inc.	Small IBM Servers	12	$ 399.96
Cummins Inc.	Blade Servers	12	$ 17,622.06
Cummins Inc.	Small IBM Servers	12	$ 3,006.82
Cummins Inc.	Small IBM Servers	12	$ 5,961.02
Cummins Inc.	Small IBM Servers	12	$ 8,120.40
Cummins Inc.	Small IBM Servers	12	$ 6,203.42
Cummins Inc.	Small IBM Servers	12	$ 8,178.98
Cummins Inc.	High End Sun Servers	12	$ 29,492.91
Cummins Inc.	High End Sun Servers	12	$ 185,062.72
Cummins Inc.	High End Sun Servers	12	$ 89,091.70
Daimler Investments US Corporation	Small HP Servers	36	$ 558,190.70
Daimler Investments US Corporation	Engineering Workstations	36	$ 107,151.00
Daimler Investments US Corporation	Engineering Workstations	36	$ 233,784.00
Daimler Investments US Corporation	Engineering Workstations	36	$ 98,937.96
Daimler Investments US Corporation	Engineering Workstations	36	$ 340,935.00
Del Monte	Inventory Control Systems	44	$ 396,052.74
FedEx Ground Package System, Inc.	Oce Multifunction Centers	17	$ 6,613.90
Firstgroup America	Oce Multifunction Centers	14	$ 2,447.34
Florida Blue	Asset Tracking Systems	36	$ 8,446.00
Geico	Ruggedized Laptops	12	$ 166,936.77
Geico	Small HP Servers	12	$ 1,115,869.22
Geico	Small HP Servers	12	$ 405,199.85
Geico	Ruggedized Laptops	9	$ 14,710.01
Geico	Small HP Servers	12	$ 620,001.99
Geico	Small IBM Servers	12	$ 405,562.53
General Dynamics	Oce Multifunction Centers	30	$ 154,410.72
Hofstra University	Desktops - Tier 1	36	$ 8,592.89
Liberty Mutual Insurance	Oce Multifunction Centers	6	$ 5,968.90
Liberty Mutual Insurance	Oce Multifunction Centers	10	$ 7,014.86
Liberty Mutual Insurance	Oce Multifunction Centers	21	$ 8,530.84
Liberty Mutual Insurance	Oce Multifunction Centers	30	$ 19,482.54
Marriott International	Digital Storage	35	$ 432,000.00
Motorola, Inc	Ricoh Multifunction Centers	36	$ 36,994.49
Motorola, Inc	Ricoh Multifunction Centers	36	$ 10,830.78
Motorola, Inc	Ricoh Multifunction Centers	36	$ 10,345.76
NBC Universal	Graphic Workstations	33	$ 26,897.88
NBC Universal	Graphic Workstations	12	$ 246,579.08
NBC Universal	Graphic Workstations	36	$ 228,483.32
NBC Universal	Digital Storage	12	$ 341,912.16
NBC Universal	Digital Storage	8	$ 67,290.42
Norfolk Southern Corporation	Oce Multifunction Centers	36	$ 14,014.52
Raytheon Company	Desktops - Tier 1	36	$ 27,952.80
Servicemaster	Oce Multifunction Centers	9	$ 4,641.81
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 159,511.15
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 5,228.62
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 10,457.25
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 11,884.39
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 7,760.59
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 72,411.15
SuperValu, Inc.	Ricoh Multifunction Centers	36	$ 220,542.01
Texas Instruments	Dell Servers	36	$ 7,148.00
UGI Utilities	Small IBM Servers	36	$ 10,107.00
UGI Utilities	Blade Servers	36	$ 6,008.00
Verso Paper Holdings, LLC	Inventory Control Systems	36	$ 52,451.46
Verso Paper Holdings, LLC	Inventory Control Systems	36	$ 76,255.25
Xerox Services	Small Sun Servers	32	$ 114,458.60

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

EMPLOYEES

The Partnership had no employees during 2013 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 58 employees as of December 31, 2013.

ITEM 1A: RISK FACTORS

NOT APPLICABLE

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, management had fully impaired all equipment and reserved for all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. During 2013, the fully reserved accounts receivable and fully impaired assets were written off. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

SEC Settlement

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being allocated to several of the Funds. The Partnership’s portion of the settlement is approximately $47,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50.

FINRA Review

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

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2013, there were 894 holders of units. The units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

The Partnership began to accept redemption requests beginning 30 months following the termination of the public offering of its units. There will be no limitations on the period of time that a redemption request may be pending prior to its being granted. Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request. In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. During the years ended December 31, 2013 and 2012, no redemptions of limited partnership units occurred.

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

The General Partner continues to suspend distributions, as part of an aggressive work out plan of reinvestment and recovery for lost equity experienced during the litigation process with Mobile Pro/City of Tempe. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2014.

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

The Equipment Lease Finance Association (ELFA) Monthly Leasing and Finance Index which reports economic activity for the $827 billion equipment finance sector, showed overall new business volume for 2013 increased 3% relative to the same period of 2012.  Credit quality remained flat as the rate of receivables aged in excess of 30 days increased to 1.8% from the same period last year. Additionally, charge-offs remain unchanged at the all-time low of 0.3%.  More than 56% of ELFA reporting members reported submitting more transactions for approval during the month of December.  According to the Equipment Lease Foundation, growth for 2014 is forecast at 4.0%.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control. During 2013 we continued to experience a modest strengthening in the global economy. As we move into 2014 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. Given these circumstances, we believe companies overall, will continue to increasingly turn to leasing, as a financing solution. It is our belief that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to increase our portfolio size and leasing revenues during that period will remain strong.

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

Revenue Recognition

Through December 31, 2013, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type.

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses.  Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. All of our reimbursable expenses are expensed as they are incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2013 were generated by operating activities of approximately $309,000, which includes a net loss of approximately $1,000 and proceeds from the sale of equipment of approximately $42,000 related to a buyout. Our primary sources of cash for the year ended December 31, 2012 were generated by operating activities of approximately $65,000, which includes a net loss of approximately $67,000, proceeds from the sale of equipment of approximately $163,000, and the return of escrow restricted cash of approximately $960,000.

Our primary uses of cash for the year ended December 31, 2013 were for capital expenditures for new equipment of approximately $336,000, payments on borrowings from affiliate of approximately $105,000 and for the purchase of finance leases of approximately $37,000. Our primary uses of cash for the year ended December 31, 2012 were for capital expenditures of approximately $815,000 and payments on borrowings from affiliate of approximately $407,000.  Capital expenditures are expected to occur during 2014, but due to the continued recovery efforts for lost equity experienced during the litigation process with Mobile Pro/City of Tempe, the Partnership is unable to project the 2014 acquisitions at this time.

For the years ended December 31, 2013 and 2012, depreciation and amortization expenses were approximately $1,060,000 and $1,123,000, respectively. Additionally, other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $566,000 and $493,000, respectively, gain on sale of equipment of approximately $25,000 and $111,000, respectively. Bad debt recovery of approximately $19,000 was recorded during the year ended December 31, 2013. Bad debt expense of approximately $3,000 was recorded during the year ended December 31, 2012.

At December 31, 2013, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $30,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2013, the total cash bank balance was as follows:

Balance at December 31	2013
Total bank balance	$30,000
FDIC insured	(30,000)
Uninsured amount	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including the pace of cash receipts and equipment acquisitions.

As of December 31, 2013, we had future minimum rentals on noncancellable operating leases of approximately $1,002,000 for the year ending December 31, 2014 and approximately $583,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

As of December 31, 2013, we had future minimum rentals on noncancellable finance leases of approximately $10,000 for the year ending December 31, 2014 and approximately $25,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating leases. The Partnership received consideration of approximately $68,000 as a result of the settlement.

The balance of our non-recourse debt at December 31, 2013 was approximately $987,000 with interest rates ranging from 3.95% to 5.60% which will be payable through August 2016. We assumed debt in connection with the purchase of computer equipment of approximately $236,000 during 2013. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during of 2014, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2013 was approximately $5,290,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2013 was approximately $13,546,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2013 was approximately $688,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2013 was approximately $1,814,000. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend at a relatively steady pace during 2014.

If available cash flow or net asset disposition proceeds are insufficient to cover our expenses and liabilities on a short or long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within our permissible limits. The General Partner continues to suspend distributions, as part of an aggressive work out plan of reinvestment and recovery for lost equity experienced during the litigation process with Mobile Pro/City of Tempe. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2014. The General Partner and CCC will determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to increase the Partnership’s cash flow.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through December 31, 2014. The General Partner will continue to reassess the funding of limited partner distributions throughout 2014 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

RESULTS FROM OPERATIONS

For the year ended December 31, 2013 we recognized revenue of approximately $1,183,000 and expenses of approximately $1,184,000 resulting in net loss of approximately $1,000.

We have 137 operating leases that generated lease revenue of approximately $1,139,000 during 2013. Management expects to add new leases to our portfolio throughout 2014, funded primarily through debt. Certain lessees make up approximately 64% of the revenue stream. The General Partner is continuously monitoring its lessee concentration to potentially reduce the risk associated with a high concentration of activity in a few lessees.

The Partnership’s equipment portfolio consists of approximately 51% servers produced by various manufacturers. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. There are two lessees that accounted 42% and 22% of lease revenue for the year ended December 31, 2013, respectively.

Lease revenue decreased to approximately $1,139,000 for the year ended December 31, 2013 from approximately $1,247,000 for the year ended December 31, 2012. Lease revenue decreased primarily due to the early buyout of various operating leases in June 2013 as well as more leases terminating as compared to commencing in 2013.

For the years ended December 31, 2013, operating expenses, excluding depreciation, consisted of accounting, legal and outside service fees. These expenses decreased to approximately $110,000 during 2013 from approximately $226,000 in 2012. This decrease is primarily attributable to our general partner’s decision to waive certain administrative fees in an effort to increase cash flow. Additionally, we experienced decreases in legal fees, accounting fees and outside office services as the fund’s life cycle progresses.

During the year ended December 31, 2013, the Partnership recorded approximately $47,000 related to the SEC settlement as a reduction in expenses. See Note 8 of the financial statements for further discussion. The matter was settled in September 2013 with the General Partner neither admitting nor denying the findings. The General Partner will remit the $47,000 to the Partnership in equal installments over 12 months, which began in October 2013.

We pay an equipment management fee to our General Partner for managing our equipment portfolio. In July of 2010, the equipment management fee was reduced to 2.5% from 5% of the gross lease revenue attributable to equipment that is subject to operating leases. For the year ended December 31, 2013 the equipment management fee decreased to approximately $29,000 from approximately $32,000 for the year ended December 31, 2012 which is attributable to the decrease in lease revenue.

For the year ended December 31, 2013, interest expense increased to approximately $51,000 from approximately $49,000 for the year ended December 31, 2012. This increase is a result of additional debt obligations taken on by the Partnership during 2013.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. For the years ended December 31, 2013 and 2012, these expenses were approximately $1,060,000 and $1,123,000, respectively. This decrease was due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new equipment purchases during 2013.

Net loss decreased to approximately $1,000 for the year ended December 31, 2013 from approximately $67,000 for the year ended December 31, 2012. The changes in net loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2013 and 2012, and the report thereon of the independent registered public accounting firm is included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2013, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2013. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2013, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 54, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 63, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Lynn A. Franceschina, age 42, joined Commonwealth in 2001 as Vice President and Accounting Manager. In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates. She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed. Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation. Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University. Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman. Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter. Ms. Franceschina holds her FINRA Series 22, 63, 39 and 99 licenses. She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

Jay Dugan, age 65, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 73, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 48, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

Mark Hershenson, age 48, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

David W. Riggleman, age 51, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2013	AMOUNT INCURRED DURING 2012

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates
Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the years ended December 31, 2013 and 2012, the General Partner waived certain reimbursable expenses due to it by the Partnership.
		$110,000	$178,000
The General Partner
Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the year ended December 31, 2013, approximately $23,000 and $2,000 of acquisition fees were waived by the General Partner related to operating leases and finance leases, respectively. For the year ended December 31, 2012, approximately $40,000 and $0 of acquisition fees related to operating leases and finance leases were waived by the General Partner, respectively.
		$-	$51,000
The General Partner
Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates. Additionally, during the year ended December 31, 2013, the General Partner earned but waived approximately $2,000 of debt placement fees. During the year ended December 31, 2012, the General Partner earned but waived approximately $8,000 of debt placement fees.
		$-	$6,000
The General Partner
Equipment Management Fee. The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases through June 30, 2010 and 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases effective July 1, 2010 through December 31, 2010. The 2.5% equipment management fee rate was in effect during the years ended December 31, 2013 and 2012.
		$29,000	$32,000
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of such fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2013 and 2012, the General Partner earned but waived approximately $1,000 and $5,000 of equipment liquidation fees, respectively.
		$-	$-
The General Partner	Partnership Interest. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of cash available for distribution until the Limited Partners have received distributions of cash available for Distribution equal to their capital contributions plus the 10% cumulative return and thereafter, the General Partner will receive 10% of cash available for distribution.	$1,000	$1,000

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $26,000 and $36,000, respectively

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2013 and 2012 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2013 and 2012 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2013 other than fees related to audit or tax compliance services.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf March 31, 2014 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2014:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund V

Financial Statements
For the years ended December 31, 2013 and 2012

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund V
Chadds Ford, Pennsylvania

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund V (“Partnership”) as of December 31, 2013 and 2012 and the related statements of operations, Partners’ capital, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund V at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, PA

March 31, 2014

Commonwealth Income &
Growth Fund V

Balance Sheets

	December 31,	December 31,
	2013	2012

ASSETS
Cash and cash equivalents	$28,464	$151,547
Lease income receivable, net of reserve of approximately $0 and $157,000 at December 31, 2013 and 2012, respectively	23,753	61,297
Other receivables	25,009	20,607
Prepaid expenses	413	413
	77,639	233,864

Net investment in finance leases	33,561	-

Technology equipment, at cost	7,849,552	11,176,725
Accumulated depreciation	(5,608,966)	(8,465,255)
	2,240,586	2,711,470

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $60,000 and $52,000 at December 31, 2013 and 2012, respectively	29,830	63,301
	29,830	63,301

Total Assets	$2,381,616	$3,008,635

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$106,804	$128,020
Accounts payable, General Partner	438,125	486,473
Accounts payable, Commonwealth Capital Corp., net	396,426	485,486
Payable to Affiliate	-	105,089
Other accrued expenses	9,026	20,014
Unearned lease income	52,884	74,062
Notes payable	987,145	1,316,960
Total Liabilities	1,990,410	2,616,104

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	390,206	391,531
Total Partners' Capital	391,206	392,531

Total Liabilities and Partners' Capital	$2,381,616	$3,008,635

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund V

Statements of Operations

	Years ended December 31,
	2013	2012

Revenue
Lease	$1,139,290	$1,247,101
Interest and other	18,227	7,842
Gain on sale of equipment	25,150	110,917
Total revenue	1,182,667	1,365,860

Expenses
Operating, excluding depreciation	109,851	226,310
SEC restitution settlement, General Partner	(47,398)	-
Equipment management fee, General Partner	28,574	31,590
Interest	51,312	49,192
Depreciation	1,026,681	1,073,461
Amortization of equipment acquisition costs and deferred expenses	33,472	49,199
Bad debt (recovery) expense	(18,500)	2,975
Total expenses	1,183,992	1,432,727

Net loss	$(1,325)	$(66,867)

Net loss allocated to Limited Partners	$(1,325)	$(66,867)

Net loss per equivalent Limited Partnership unit	$(0.00)	$(0.05)

Weighted average number of equivalent limited partnership units outstanding during the period	1,236,608	1,236,608

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund V

Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2012	50	1,236,608	$1,000	$438,398	$439,398
Net loss	-	-	-	(66,867)	(66,867)
Cash Contributions - CCC	-	-	-	20,000	20,000
Balance, December 31, 2012	50	1,236,608	$1,000	$391,531	$392,531
Net loss	-	-	-	(1,325)	(1,325)
Balance, December 31, 2013	50	1,236,608	$1,000	$390,206	$391,206

see accompanying notes to financial statements

Commonwealth Income &
Growth Fund V

Statements of Cash Flows

	Years ended December 31,
	2013	2012

Cash flows from operating activities
Net loss	$(1,325)	$(66,867)
Adjustments to reconcile net (loss) to net cash provided by operating activities
Depreciation and amortization	1,060,153	1,122,660
Gain on sale of equipment	(25,150)	(110,917)
Bad debt (recovery) expense	(18,500)	2,975
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(566,128)	(493,009)
Earned interest on finance leases	(1,253)	-
Changes in operating assets and liabilities
Lease income receivable	56,044	44,905
Other receivables	(4,402)	5,788
Prepaid expenses	-	207
Accounts payable	(21,216)	(81,647)
Accounts payable, General Partner	(48,348)	76,293
Accounts payable, Commonwealth Capital Corp.	(89,060)	127,396
Contingency accrual	-	(564,000)
Other accrued expenses	(10,988)	(18,172)
Unearned lease income	(21,178)	18,893
Net cash provided by operating activities	308,649	64,505

Cash flows from investing activities
Capital expenditures	(336,302)	(815,204)
Purchase of finance leases	(36,918)	-
Payment from finance leases	4,610	-
Equipment acquisition fees paid to the General Partner	-	(30,583)
Net proceeds from the sale of equipment	41,967	163,022
Net cash used in investing activities	(326,643)	(682,765)

Cash flows from financing activities
Escrow - Restricted Cash	-	960,000
Payments on payable to Affiliate	(105,089)	(407,025)
Cash Contributions - CCC	-	20,000
Debt placement fee paid to General Partner	-	(6,234)
Net cash (used in) provided by financing activities	(105,089)	566,741

Net decrease in cash and cash equivalents	(123,083)	(51,519)

Cash and cash equivalents at beginning of year	151,547	203,066

Cash and cash equivalents at end of year	$28,464	$151,547

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

There were no partnership interest redemptions during the years ended December 31, 2013 and 2012.

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During the years ended December 31, 2013 and 2012, no cash distributions were made to limited partners.

The General Partner continues to suspend distributions, as part of an aggressive work out plan of reinvestment and recovery for lost equity experienced during the litigation process with Mobile Pro/City of Tempe. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2014.
The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to increase the Partnership’s cash flow.
The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through December 31, 2014. The General Partner will continue to reassess the funding of limited partner distributions throughout 2014 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and these differences could be material. Such estimates relate primarily to the determination of residual values at the end of the lease term, the expected future cash flows, and fair value used for impairment analysis purposes and determination of the allowance for doubtful accounts.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2013 and 2012 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2013 and 2012 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market values.

The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

Through December 31, 2013, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type.

Depreciation on equipment for financial statement purposes is based on the straight-line method estimated generally over useful lives of two to four years.

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses.  Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For example, if a partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, including mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis and staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs. For the Partnership, all reimbursable items are expensed as they are incurred.

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

Cash and cash equivalents

At December 31, 2013, cash was held in three bank accounts maintained at one financial institution with an aggregate balance of approximately $30,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2013 and 2012, the total cash bank balance was as follows:

Balance at December 31	2013	2012
Total bank balance	$30,000	$153,000
FDIC insured	(30,000)	(153,000)
Uninsured amount	$-	$-

The unlimited FDIC insurance coverage for noninterest-bearing bank accounts provided under the Dodd/Frank Act of 2010 expired on December 31, 2012. The Partnership was unaffected by this change.

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2014 due to many factors, including the pace of cash receipts and equipment acquisitions.

Reclassification

Certain previously reported amounts have been reclassified to conform to the current presentation. Legal expenses had been presented as a separate line item on the Condensed Statement of Operations for the year ended December 31, 2012. For the current presentation, legal expenses are included in operating expenses for the years ended December 31, 2013 and 2012. The net results of the reclassifications did not have a material impact on the Partnership's previously reported financial position, results of operation or statements of cash flows.

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

Recent Accounting Pronouncements

In December 2013, the FASB issued ASU No. 2013-12 (“ASU Updated 2013-12), Definition of a Public Business Entity. This ASU defines the term “public business entity.” The amendment specifies that an entity that is required by the SEC to file or furnish financial statements with the SEC is considered a public business entity. The Partnership adopted this ASU during the fourth quarter of 2013 and determined it had no material impact on its financial statements.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2013 and 2012, the Partnership incurred remarketing fees of approximately $3,000 and $47,000, respectively. For the years ended December 31, 2013 and 2012, approximately $19,000 and $54,000 of remarketing fees were paid with cash or netted against receivables due from such parties, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2013 was approximately $5,290,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2013 was approximately $13,546,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2013 was approximately $688,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2013 was approximately $1,814,000.

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

The following is a schedule of future minimum rentals on noncancelable leases at December 31, 2013:

Year Ending December 31,	Amount

2014	$1,002,000
2015	434,000
2016	149,000
$1,585,000

The following lists the components of the net investment in direct financing leases at December 31, 2013:

December 31, 2013
Total minimum lease payments to be received	$35,000
Estimated residual value of leased equipment (unguaranteed)	4,000
Less: unearned income	(5,000)
Net investment in direct finance leases	$34,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at December 31, 2013:

Risk Level	Percent of Total
Low	-%
Moderate-Low	100%
Moderate	-%
Moderate-High	-%
High	-%
Net finance lease receivable	100%

As of December 31, 2013 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancellable finance leases at December 31, 2013:

Amount
Year ended December 31, 2014	10,000
Year ended December 31, 2015	10,000
Year ended December 31, 2016	10,000
Year ended December 31, 2017	5,000
$35,000

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating leases. The Partnership received consideration of approximately $68,000 as a result of the settlement. Through the settlement, the Partnership reduced its lease income receivable by approximately $56,000 including a bad debt recovery of approximately $18,000 during the year ended December 31, 2013. The consideration for the buyout of equipment under operating leases was approximately $12,000 which resulted in a net gain on the sale of equipment that was subject to operating leases of approximately $6,000 during the year ended December 31, 2013.

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue for the year ended December 31:

2013
Cummins, Inc.	42%
Alliant Techsystems	22%

2012
Cummins, Inc.	28%
Alliant Techsystems	20%
SuperValu, Inc.	10%

Lessees equal to or exceeding 10% of lease income receivable at December 31:

2013
SuperValu, Inc.	34%
Motorola, Inc.	23%
Alliant Techsystems	20%
Cummins, Inc.	10%

2012
Cargill, Inc.	23%
SuperValu, Inc.	17%

5.	Related Party Transactions

Receivables/Payables

As of December 31, 2013 the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

During the year ended December 31, 2011, the Partnership recorded a payable to an affiliate in the amount of approximately $512,000, including interest. The payable carried an annual interest rate of 6.25%. The payable was fully paid during April 2013.

	For the year ended December 31, 2013	For the year ended December 31, 2012

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. During the years ended December 31, 2013 and 2012, the General Partner waived certain reimbursable expenses due to it by the Partnership.
	$110,000	$178,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the year ended December 31, 2013, approximately $23,000 and $2,000 of acquisition fees related to operating leases and finance leases were waived by the General Partner, respectively. For the year ended December 31, 2012, approximately $40,000 and $0 of acquisition fees related to operating leases and finance leases were waived by the General Partner, respectively.
	$-	$51,000

Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. Additionally, during the year ended December 31, 2013, the General Partner earned but waived approximately $2,000 of debt placement fees. During the year ended December 31, 2012, the General Partner earned but waived approximately $8,000 of debt placement fees.
	$-	$6,000

Equipment management fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the years ended December 31, 2013 and 2012.
	$29,000	$32,000

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2013 and 2012, the General Partner earned but waived approximately $1,000 and $5,000 of equipment liquidation fees, respectively.
	$-	$-

6. Notes Payable

Notes payable consisted of the following amounts:

	December 31, 2013	December 31, 2012

Installment notes payable to bank; interest rates ranging from 5.89% to 7.50%, due in monthly installments of $7,104 and $6,666, including interest, with final payment in April 2013	$-	$26,000

Installment notes payable to bank; interest at 3.95%, due in quarterly installments of $9,657 and $6,824, including interest, with final payment in July 2014	48,000	111,000

Installment notes payable to bank; interest at 3.95% , due in quarterly installments ranging from $4,517 to $9,795, including interest, with final payment in December 2014	137,000	277,000

Installment notes payable to bank; interest at 5.25%, due in monthly installments of $4,813, including interest, with final payment in March 2015	135,000	240,000

Installment notes payable to bank; interest rates ranging from 5.25% to 5.60%, due in monthly installments ranging from $868 to $3,800, including interest, with final payment in April 2015	98,000	172,000

Installment notes payable to bank; interest rates ranging from 3.95% to 4.23%, due in quarterly installment ranging from $2,436 to $6,195, including interest, with final payment in July 2015	104,000	176,000

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $398, including interest, with final payment in October 2015	3,000	-

Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $208 to $1,217, including interest, with final payment in November 2015	11,000	-

Installment note payable to bank; interest at 4.23% due in quarterly installments of $12,780, including interest, with final payment in July 2016	146,000	-

Installment note payable to bank; interest at 5.50%, due in monthly installments of $7,910, including interest, with final payment in August 2016	235,000	315,000

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $6,153, including interest, with final payment in August 2016	70,000	-
	$987,000	$1,317,000

The notes are secured by specific technology equipment with a carrying value of approximately $1,465,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate payments of notes payable for each of the periods subsequent to December 31, 2013 are as follows:

Year Ending December 31,	Amount

2014	$612,000
2015	258,000
2016	117,000
$987,000

7. Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2013	2012

Debt assumed in connection with purchase of computer equipment	$236,000	$1,452,000

Equipment acquisition fees earned by General Partner upon purchase of equipment from prepaid acquisition fees	$-	$20,000

During the year ended December 31, 2013, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $26,000 and fully depreciated equipment of approximately $803,000. During the year ended December 31, 2012, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $127,000, and fully depreciated equipment of approximately $1,051,000.

During the year ended December 31, 2013 and 2012, the Partnership wrote-off fully reserved lease income receivable of approximately $138,000 and $0, respectively.

8. Commitments and Contingencies

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012, management had fully impaired all equipment and reserved for all accounts receivable related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. During 2013, the fully reserved accounts receivable and fully impaired assets were written off. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

SEC Settlement

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being allocated to several of the Funds. The Partnership’s portion of the settlement is approximately $47,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50.

FINRA Review

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

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2013 and 2012 as follows:

	2013	2012
Financial statement basis of net assets	$391,206	$392,531
Tax basis of net assets (unaudited)	(367,718)	(234,070)
Difference	$(758,924)	$(626,601)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Year ended December 31,	2013	2012

Net loss for financial reporting purposes to taxable loss	$(1,325)	$(66,867)
Adjustments (unaudited)
Loss on sale of equipment	(23,097)	(7,221)
Depreciation	(9,386)	(137,164)
Amortization	30,291	43,464
Unearned lease income	13,982	(13,463)
Penalties	1,196	360
Bad debts	(156,724)	15,743
Contingency loss	-	389,033
Other	11,415	(743,265)
Taxable loss on the Federal Partnership return (unaudited)	$(133,648)	$(519,380)

The “Adjustments – Other” includes financial statement adjustments that will be reflected on the tax return in the subsequent year.

Adjustment or loss on sale of equipment is due to longer useful lives for tax reporting purposes.