Form 10-Q
period 2014-03-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2014-05-15
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014 or

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

FORM 10-Q
March 31, 2014

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	$18,664	$28,464
Lease income receivable, net of reserve of approximately $200 and $0 at March 31, 2014 and December 31, 2013, respectively	21,920	23,753
Other receivables	9,040	25,009
Prepaid expenses	413	413
	50,037	77,639

Net investment in finance leases	40,069	33,561

Equipment	7,850,570	7,849,552
Accumulated depreciation	(5,783,477)	(5,608,966)
	2,067,093	2,240,586

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $67,000 and $60,000 at March 31, 2014 and December 31, 2013, respectively	22,339	29,830

Total Assets	$2,179,538	$2,381,616

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$99,091	$106,804
Accounts payable, CIGF, Inc., net	442,890	438,125
Accounts payable, Commonwealth Capital Corp., net	335,163	396,426
Other accrued expenses	36,856	9,026
Unearned lease income	58,134	52,884
Notes payable	877,451	987,145
Total Liabilities	1,849,585	1,990,410

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	328,953	390,206
Total Partners' Capital	329,953	391,206

Total Liabilities and Partners' Capital	$2,179,538	$2,381,616

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenue
Lease	$284,439	$330,521
Interest and other	2,974	16,752
Gain on sale of equipment	-	896
Total revenue	287,413	348,169

Expenses
Operating, excluding depreciation	71,315	58,119
Equipment management fee, General Partner	7,165	8,263
Interest	10,062	14,809
Depreciation	252,388	289,408
Amortization of equipment acquisition costs and deferred expenses	7,492	9,475
Bad debt expense	244	-
Total expenses	348,666	380,074

Net loss	$(61,253)	$(31,905)

Net loss allocated to Limited Partners	$(61,253)	$(31,905)

Net loss per equivalent Limited Partnership unit	$(0.05)	$(0.03)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,236,608	1,236,608

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the three months ended March 31, 2014
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2014	50	1,236,608	$1,000	$390,206	$391,206
Net loss	-	-	-	(61,253)	(61,253)
Balance, March 31, 2014	50	1,236,608	$1,000	$328,953	$329,953

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Net cash provided by operating activities	$13,063	$97,288

Investing activities:
Capital expenditures	(17,054)	(20,643)
Purchase of finance leases	(8,515)	-
Payments from finance leases	2,706	-
Net proceeds from the sale of equipment	-	1,370
Net cash used in investing activities	(22,863)	(19,273)

Financing activities:
Payments on payable to Affiliate	-	(79,698)
Net cash used in financing activities	-	(79,698)

Net decrease in cash and cash equivalents	(9,800)	(1,683)

Cash and cash equivalents at beginning of period	28,464	151,547

Cash and cash equivalents at end of period	$18,664	$149,864

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

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2015. The General Partner will continue to reassess the funding of limited partner distributions throughout 2014 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2013 has been prepared from the books and records without audit. Financial information as of December 31, 2013 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013. Operating results for the three months ended March 31, 2014 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2014.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2014 and December 31, 2013 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2014 and December 31, 2013 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2014, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $20,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2014, the total cash bank balance was as follows:

At March 31, 2014	Amount
Total bank balance	$20,000
FDIC insured	(20,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2014 due to many factors, including cash receipts, interest rates and equipment acquisitions.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In March 2014, the FASB issued ASU No. 2014-06 (“ASU Updated 2014-06”), Technical Corrections and Improvements Related to Glossary Terms. This ASU provides updates to the FASB Accounting Standards Codification established in September 2009 as the source of authoritative U.S. GAAP recognized by the FASB. The update is effectively immediately upon issuance. The Partnership adopted this ASU during the first quarter of 2014 and there was no material impact on its financial statements.

In April 2013, the FASB issued ASU No. 2013-07 (“ASU Updated 2013-07”), Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting. This ASU provides guidance on the application of the liquidation basis of accounting as provided by U.S. GAAP. The guidance will improve the consistency of financial reporting for liquidating entities. The guidance in this ASU is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. The Partnership is currently evaluating the effect that this ASU will have on its financial statements during the liquidation phase of its life cycle.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the three months ended March 31, 2014 and 2013, the Partnership incurred remarketing fees of approximately $0 and $15,000, respectively. For the three months ended March 31, 2014 and 2013, the Partnership did not pay remarketing fees.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2014 was approximately $5,214,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2014 was approximately $13,400,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2014 was approximately $639,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2014 was approximately $1,886,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2014:

Amount
Nine Months ended December 31, 2014	$748,000
Year ended December 31, 2015	456,000
Year ended December 31, 2016	171,000
Year ended December 31, 2017	5,000
$1,380,000

The Partnership is scheduled to terminate on February 4, 2017. If the Partnership terminates on February 4, 2017, CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

The following lists the components of the net investment in direct financing leases at March 31, 2014:

March 31, 2014
Total minimum lease payments to be received	$41,000
Estimated residual value of leased equipment (unguaranteed)	5,000
Less: unearned income	(6,000)
Net investment in direct finance leases	$40,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at March 31, 2014:

Risk Level	Percent of Total
Low	-%
Moderate-Low	100%
Moderate	-%
Moderate-High	-%
High	-%
Net finance lease receivable	100%

As of March 31, 2014, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancellable finance leases at March 31, 2014:

Amount
Nine months ended December 31, 2014	9,000
Year ended December 31, 2015	12,000
Year ended December 31, 2016	12,000
Year ended December 31, 2017	7,000
Year ended December 31, 2018	1,000
$41,000

The Partnership is scheduled to terminate on February 4, 2017. If the Partnership terminates on February 4, 2017, CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

Receivables/Payables

As of March 31, 2014, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

During the year ended December 31, 2013, the Partnership recorded a receivable from CCC of approximately $47,000 related to the SEC settlement as disclosed in Note 7. As of March 31, 2014, the balance of this receivable is approximately $24,000.

Three months ended March 31,	2014	2013

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2014 and 2013, the General Partner waived certain reimbursable expenses due to it by the Partnership.
	$63,000	$48,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2014, all prepaid equipment acquisition fees were earned by the General Partner. For the three months ended March 31, 2014 and 2013, approximately $3,000 and $2,000 of acquisition fees were waived by the General Partner, respectively.	$-	$-

Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. Additionally, during the three months ended March 31, 2014 and 2013, the General Partner earned but waived approximately $1,000 and $2,000 of debt placement fees, respectively.
	$-	$-

Equipment management fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the three months ended March 31, 2014 and 2013.
	$7,000	$8,000

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.. During the three months ended March 31, 2014 and 2013, the General Partner waived approximately $0 and $100 of equipment liquidation fees, respectively.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2014	December 31, 2013
Installment notes payable to bank; interest at 3.95%, due in quarterly installments of $9,657 and $6,824, including interest, with final payment in July 2014	$32,000	$48,000

Installment notes payable to bank; interest at 3.95% , due in quarterly installments ranging from $4,517 to $9,795, including interest, with final payment in December 2014	101,000	137,000

Installment notes payable to bank; interest at 5.25%, due in monthly installments of $4,813, including interest, with final payment in March 2015	108,000	135,000

Installment notes payable to bank; interest rates ranging from 5.25% to 5.60%, due in monthly installments ranging from $868 to $3,800, including interest, with final payment in April 2015	79,000	98,000

Installment notes payable to bank; interest rates ranging from 3.95% to 4.23%, due in quarterly installment ranging from $2,436 to $6,195, including interest, with final payment in September 2015	89,000	104,000

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $398, including interest, with final payment in October 2015	3,000	3,000

Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $208 to $1,217, including interest, with final payment in November 2015	10,000	11,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $12,780, including interest, with final payment in July 2016	121,000	146,000

Installment note payable to bank; interest at 5.50%, due in monthly installments of $7,910, including interest, with final payment in August 2016	214,000	235,000

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $6,153, including interest, with final payment in August 2016	58,000	70,000

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,740, including interest, with final payment in December 2016	31,000	-

Installment note payable to bank; interest at 4.85%, due in monthly installments of $922, including interest; with final payment in March 2017	31,000	-
	$877,000	$987,000

These notes are secured by specific equipment with a carrying value of approximately $1,396,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2014 are as follows:

Amount
Nine months ending December 31, 2014	$457,000
Year ended December 31, 2015	278,000
Year ended December 31, 2016	139,000
Year ended December 31, 2017	3,000
$877,000

The Partnership is scheduled to terminate on February 4 , 2017. If the Partnership terminates on February 4, 2017, CCC will assume the obligation related to the remaining notes payable through their original term.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2014	2013
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$172,000	$163,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2014	2013
Debt assumed in conjunction with purchase of equipment	$62,000	$21,000

At March 31, 2013, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $5,000.

At March 31, 2013, the Partnership wrote-off fully reserved lease income receivable of approximately $138,000.

At March 31, 2014, the Partnership wrote-off fully depreciated equipment of approximately $78,000.

7. Commitments and Contingencies

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

SEC Settlement

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being allocated to several of the Funds. The Partnership’s portion of the settlement is approximately $47,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50. As of March 31, 2014, the balance of this receivable is approximately $24,000.

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

INDUSTRY OVERVIEW

The Equipment Lease Finance Association (ELFA) Monthly Leasing and Finance Index which reports economic activity for the $827 billion equipment finance sector showed overall new business volume for quarter ending March 31, 2014 increased at rate of 5.8% relative to the same period of 2013. Credit quality remained flat as the rate of receivables aged in excess of 30 days increased to 2.1% from the same period last year. Additionally, charge-offs remain unchanged at the all-time low of 0.2%. More than 65% of ELFA reporting members reported submitting more transactions for approval during the month of March.  According to the Equipment Lease Foundation, growth for 2014 is forecast at 4.0%.

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

REVENUE RECOGNITION

Through March 31, 2014, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2014 and 2013 were approximately $1,000 and $0, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the three months ended March 31, 2014 was cash provided by operating activities of approximately $13,000 and payments from finance leases of approximately $3,000. This compares to the three months ended March 31, 2013 where our primary sources of cash were from operating activities of approximately $97,000 and proceeds for the sale of equipment of approximately $1,000.

Our primary uses of cash for the three months ended March 31, 2014 were for the purchase of new equipment of approximately $17,000 and for the purchase of finance leases of approximately $9,000. For the three months ended March 31, 2013, our primary uses of cash were for the purchase of new equipment of approximately $21,000 and payments on payable to Affiliate of approximately $80,000.

Capital expenditures are expected to occur during the remainder of 2014, but due to the continued recovery efforts for lost equity experienced during the litigation process with Mobile Pro/City of Tempe, the Partnership is unable to project the 2014 acquisitions at this time. During the three months ended March 31, 2014, the Partnership acquired approximately $79,000 of equipment, primarily through debt financing of approximately $62,000 and purchased finance leases of approximately $9,000.

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

Cash was provided by operating activities for the three months ended March 31, 2014 of approximately $13,000, which includes a net loss of approximately $61,000 and depreciation and amortization expenses of approximately $260,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $172,000.  For the three months ended March 31, 2013, cash was provided by operating activities of approximately $97,000, which includes a net loss of approximately $32,000 and depreciation and amortization expenses of approximately $299,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $163,000. Additionally we had a gain on the sale of equipment in the amount of approximately $1,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2014, cash was held in three accounts maintained at one financial institution with an aggregate balance of approximately $20,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2014, the total cash bank balance was as follows:

At March 31, 2014	Amount
Total bank balance	$20,000
FDIC insured	(20,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2014 due to many factors, including cash receipts, interest rates and equipment acquisitions.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.

As of March 31, 2014, we had future minimum rentals on non-cancelable operating leases of approximately $748,000 for the balance of the year ending December 31, 2014 and approximately $632,000 thereafter.

As of March 31, 2014, we had future minimum rentals on non-cancelable finance leases of approximately $9,000 for the balance of the year ending December 31, 2014 and approximately $32,000 thereafter.

As of March 31, 2014, our non-recourse debt was approximately $877,000, with interest rates ranging from 3.95% to 5.60%, and will be payable through March 2017.

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

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2015. The General Partner will continue to reassess the funding of limited partner distributions throughout 2014 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

RESULTS OF OPERATIONS

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Lease Revenue

Our lease revenue decreased to approximately $284,000 for the three months ended March 31, 2014, from approximately $331,000 for the three months ended March 31, 2013. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired.

The Partnership had 87 and 120 active operating leases during the three months ended March 31, 2014 and 2013, respectively. The decrease in the amount of active leases is consistent with the overall decrease in lease revenue. Management expects to continue to add new leases to our portfolio throughout the remainder of 2014, funded primarily through debt.

Sale of Equipment

During the three months ended March 31, 2014, the Partnership did not sell any equipment. This compared to equipment that we sold for the three months ended March 31, 2013 with a net book value of approximately $500, for a net gain of approximately $1,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $71,000 for the three months ended March 31, 2014, from approximately $58,000 for the three months ended March 31, 2013. This increase is primarily attributable to an increase in legal fees, partially offset by a decrease in various administrative expenses.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $7,000 for the three months ended March 31, 2014 as compared to approximately $8,000 for the three months ended March 31, 2013. This decrease is consistent with the decrease in overall lease revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $260,000 for the three months ended March 31, 2014, from $299,000 for the three months ended March 31, 2013. This decrease is primarily due to an increase in the amount of equipment that is fully depreciated, partially offset by new equipment acquisitions.

Net Income (Loss)

For the three months ended March 31, 2014, we recognized revenue of approximately $287,000 and expenses of approximately $348,000, resulting in a net loss of approximately $61,000. For the three months ended March 31, 2013, we recognized revenue of approximately $348,000 and expenses of approximately $380,000, resulting in a net loss of approximately $32,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2014, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

SEC Settlement

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being allocated to several of the Funds. The Partnership’s portion of the settlement is approximately $47,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50. As of March 31, 2014, the balance on this receivable is approximately $24,000.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 15, 2014	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2014	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer