Form 10-Q
period 2014-06-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2014-08-14
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014 or

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

FORM 10-Q
JUNE 30, 2014

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	$7,287	$28,464
Lease income receivable, net of reserve of approximately $200 and $0 at June 30, 2014 and December 31, 2013, respectively	25,654	23,753
Other receivables	11,705	25,009
Prepaid expenses	413	413
	45,059	77,639

Net investment in finance leases	73,433	33,561

Equipment, at cost	7,907,893	7,849,552
Accumulated depreciation	(5,944,575)	(5,608,966)
	1,963,318	2,240,586

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $71,000 and $60,000 at June 30, 2014 and December 31, 2013, respectively	15,067	29,830

Total Assets	$2,096,877	$2,381,616

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$104,092	$106,804
Accounts payable, CIGF, Inc., net	453,164	438,125
Accounts payable, Commonwealth Capital Corp., net	296,870	396,426
Other accrued expenses	62,530	9,026
Unearned lease income	56,477	52,884
Notes payable	800,448	987,145
Total Liabilities	1,773,581	1,990,410

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	322,296	390,206
Total Partners' Capital	323,296	391,206

Total Liabilities and Partners' Capital	$2,096,877	$2,381,616

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue
Lease	$305,162	$263,881	$589,601	$594,402
Interest and other	1,393	-	4,367	16,147
Gain on sale of equipment	-	13,375	-	14,271
Total revenue	306,555	277,256	593,968	624,820

Expenses
Operating, excluding depreciation	39,199	19,829	110,514	77,948
Equipment management fee, General Partner	7,716	6,597	14,881	14,860
Interest	10,252	13,690	20,314	28,499
Depreciation	248,401	252,547	500,789	541,955
Amortization of equipment acquisition costs and deferred expenses	7,271	8,879	14,763	18,354
Bad debt (recovery) expense	-	(18,500)	244	(18,500)
Loss on sale of equipment	373	-	373	-
Other	-	605	-	-
Total expenses	313,212	283,647	661,878	663,116

Net loss	$(6,657)	$(6,391)	$(67,910)	$(38,296)

Net loss allocated to Limited Partners	$(6,657)	$(6,391)	$(67,910)	$(38,296)

Net loss per equivalent Limited Partnership unit	$(0.01)	$(0.01)	$(0.05)	$(0.03)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,236,608	1,236,608	1,236,608	1,236,608

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the six months ended June 30, 2014
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2014	50	1,236,608	$1,000	$390,206	$391,206
Net loss	-	-	-	(67,910)	(67,910)
Balance, June 30, 2014	50	1,236,608	$1,000	$322,296	$323,296

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Six Months ended
	June 30, 2014	June 30, 2013

Net cash provided by operating activities	$56,026	$127,078

Cash flows from investing activities
Capital expenditures	(39,635)	(42,116)
Purchase of finance leases	(45,059)	-
Payments from finance leases	6,894	-
Net proceeds from the sale of equipment	597	11,207
Net cash used in investing activities	(77,203)	(30,909)

Cash flows from financing activities
Payments on payable to Affiliate	-	(105,089)
Net cash used in financing activities	-	(105,089)

Net decrease in cash and cash equivalents	(21,177)	(8,920)

Cash and cash equivalents at beginning of period	28,464	151,547

Cash and cash equivalents at end of period	$7,287	$142,627

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

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through June 30, 2015. The General Partner will continue to reassess the funding of limited partner distributions throughout 2014 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2013 has been prepared from the books and records without audit. Financial information as of December 31, 2013 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013. Operating results for the six months ended June 30, 2014 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2014.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2014 and December 31, 2013 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2014 and December 31, 2013 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2014, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $9,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2014, the total cash bank balance was as follows:

At June 30, 2014	Amount
Total bank balance	$9,000
FDIC insured	(9,000)
Uninsured amount	$-

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the six months ended June 30, 2014, the Partnership did not incur or pay any remarketing fees. For the six months ended June 30, 2013, the Partnership incurred approximately $3,000 in such fees. For the six months ended June 30, 2013, approximately $19,000 were paid or netted against receivables due from such parties.
CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2014 was approximately $4,909,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2014 was approximately $12,442,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2014 was approximately $612,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2014 was approximately $1,780,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2014:

Amount
Six Months ended December 31, 2014	$485,000
Year ended December 31, 2015	487,000
Year ended December 31, 2016	203,000
Year ended December 31, 2017	17,000
$1,192,000

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

The following lists the components of the net investment in direct financing leases at June 30, 2014:

June 30, 2014
Total minimum lease payments to be received	$75,000
Estimated residual value of leased equipment (unguaranteed)	9,000
Less: unearned income	(11,000)
Net investment in direct finance leases	$73,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at June 30, 2014:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of June 30, 2014, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancellable finance leases at June 30, 2014:

Amount
Six months ended December 31, 2014	10,000
Year ended December 31, 2015	22,000
Year ended December 31, 2016	22,000
Year ended December 31, 2017	17,000
Year ended December 31, 2018	4,000
$75,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2014, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

During the year ended December 31, 2013, the Partnership recorded a receivable from CCC of approximately $47,000 related to the SEC settlement as disclosed in Note 7. As of June 30, 2014, the balance of this receivable is approximately $12,000.

Six months ended June 30,	2014	2013

Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the six months ended June 30, 2014 and 2013, the General Partner waived certain reimbursable expenses due to it by the Partnership.
	$107,000	$77,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At June 30, 2014, all prepaid equipment acquisition fees were earned by the General Partner. For the six months ended June 30, 2014 and 2013, approximately $9,000 and $3,000 of acquisition fees were waived by the General Partner.	$-	$-
Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. Additionally, during the six months ended June 30, 2014 and 2013, the General Partner earned but waived approximately $2,000 and $200 of debt placement fees.
	$-	$-
Equipment management fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the six months ended June 30, 2014 and 2013.
	$15,000	$15,000
Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the six months ended June 30, 2014 and 2013, the General Partner waived approximately $100 and $1,000 of equipment liquidation fees.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2014	December 31, 2013
Installment notes payable to bank; interest at 3.95%, due in quarterly installments of $9,657 and $6,824, including interest, with final payment in July 2014	$11,000	$48,000

Installment notes payable to bank; interest at 3.95% , due in quarterly installments ranging from $4,517 to $9,795, including interest, with final payment in December 2014	65,000	137,000

Installment notes payable to bank; interest at 5.25%, due in monthly installments of $4,813, including interest, with fianl payment in February 2015	38,000	-

Installment notes payable to bank; interest rates ranging from 5.25%, to 5.60%, due in monthly installments ranging from $2,069 to $4,813, including interest, with final payment in March 2015	95,000	135,000

Installment notes payable to bank; interest rate at 5.60%, due in monthly installments of $868, including interest, with final payment in April 2015	8,000	98,000

Installment notes payable to bank; interest rates ranging from 3.95% to 4.23%, due in quarterly installment ranging from $2,436 to $6,195, including interest, with final payment in September 2015	75,000	104,000

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $398, including interest, with final payment in October 2015	2,000	3,000

Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $208 to $1,217, including interest, with final payment in November 2015	8,000	11,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $12,780, including interest, with final payment in July 2016	109,000	146,000

Installment note payable to bank; interest at 5.50%, due in monthly installments of $7,910, including interest, with final payment in August 2016	194,000	235,000

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $6,153, including interest, with final payment in August 2016	53,000	70,000

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,740, including interest, with final payment in December 2016	26,000	-

Installment note payable to bank; interest at 4.85%, due in monthly installments of $922, including interest; with final payment in March 2017	28,000	-

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $478, including interest; with final payment in February 2017	11,000	-

Installment note payable to bank; interest at 1.60%, due in monthly installments of $2,286, including interest, with final payment in May 2017	78,000	-
	$801,000	$987,000

These notes are secured by specific equipment with a carrying value of approximately $1,354,000 as of June 30, 2014 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2014 are as follows:

Amount
Six months ending December 31, 2014	$308,000
Year ended December 31, 2015	308,000
Year ended December 31, 2016	170,000
Year ended December 31, 2017	15,000
$801,000

The Partnership is scheduled to terminate on February 4, 2017. If the Partnership terminates on February 4, 2017, CCC will assume the obligation related to the remaining notes payable through their original term.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2014	2013
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$340,000	$301,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2014	2013
Accrued expenses incurred in connection with the purchase of technology equipment	$32,000	$-
Debt assumed in conjunction with purchase of equipment	$153,000	$21,000
Consideration from CCC related to sale of equipment held under operating leases	$-	$12,000

During the six months ended June 30, 2014 and 2013, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $4,000 and $21,000, respectively.

At June 30, 2014 and 2013, the Partnership wrote-off fully reserved lease income receivable of approximately $0 and $138,000, respectively.

At June 30, 2014, the Partnership wrote-off fully depreciated equipment of approximately $78,000.

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

SEC Settlement

In August 2012, the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being allocated to several of the Funds. The Partnership’s portion of the settlement is approximately $47,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50. As of June 30, 2014, the balance of this receivable is approximately $12,000.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided support to the funds and voluntarily absorbed expenses and voluntarily waived fees in amounts in excess of any questioned allocations. In May of 2014, an arbitration hearing was conducted before a three member FINRA panel. A decision has not been rendered on this matter. Management believes that resolution of the charge will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity for the $827 billion equipment finance sector showed overall new business volume for June 30, 2014 was $9 billion, up 5% from new business volume in June 2013. Month over month, new business volume was up 30% from May. Year to date, cumulative new business volume increased 3% compared to 2013. Receivables over 30 days decreased from the previous month at 1.6%, and were up from 1.4% in the same period in 2013. Charge-offs remain unchanged at the all-time low of 0.2%. Credit approvals totaled 80.1% in June, an increase from 76.1% the previous month. Total headcount for equipment finance companies was up 1.0% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index for July is 61.4, unchanged from the previous month.

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

REVENUE RECOGNITION

Through June 30, 2014, the Partnership has solely entered into operating leases. Lease revenue is recognized on a monthly straight-line basis which is in accordance with the terms of the lease agreement.

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

Gain or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s condensed Statement of Operations. Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2014 was approximately $9,000. For the six months ended June 30, 2013, the Partnership did not recognize any gain from the termination of leases.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the six months ended June 30, 2014 were provided by operating activities of approximately $56,000, payments from finance leases of approximately $7,000 and proceeds from the sale of equipment of approximately $1,000. This compares to the six months ended June 30, 2013 where our primary sources of cash were provided by operating activities of approximately $127,000 and proceeds from the sale of equipment of approximately $11,000.

Our primary uses of cash for the six months ended June 30, 2014 were for the purchase of new equipment of approximately $40,000 and the purchase of finance leases of approximately $45,000. For the six months ended June 30, 2013, our primary uses of cash were for the purchase of new equipment of approximately $42,000 and payments on a payable to Affiliate of approximately $105,000.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

Cash was provided by operating activities for the six months ended June 30, 2014 of approximately $56,000, which includes a net loss of approximately $67,000 and depreciation and amortization expenses of approximately $516,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $340,000. For the six months ended June 30, 2013, cash was provided by operating activities of approximately $127,000, which includes a net loss of approximately $38,000 and depreciation and amortization expenses of approximately $560,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $301,000 and bad debt recovery of approximately $19,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2014, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $9,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2014, the total cash bank balance was as follows:

At June 30, 2014	Amount
Total bank balance	$9,000
FDIC insured	(9,000)
Uninsured amount	$-

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2014, we had future minimum rentals on non-cancelable operating leases of approximately $485,000 for the balance of the year ending December 31, 2014 and approximately $707,000 thereafter.  As of June 30, 2014, we had future minimum rentals on non-cancelable finance leases of approximately $10,000 for the balance of the year ending December 31, 2014 and approximately $65,000 thereafter.

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

As of June 30, 2014, our non-recourse debt was approximately $801,000, with interest rates ranging from 1.6% to 5.6%, and will be payable through May 2017.

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

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through June 30, 2015. The General Partner will continue to reassess the funding of limited partner distributions throughout 2014 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

RESULTS OF OPERATIONS

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Lease Revenue

Our lease revenue increased to approximately $305,000 for the three months ended June 30, 2014, from approximately $264,000 for the three months ended June 30, 2013. This increase was primarily due to the acquisition of new lease agreements and the associated increase in lease revenue.

The Partnership had 96 and 85 operating leases during the three months ended June 30, 2014 and 2013, respectively. The increase in the amount of active leases is consistent with the overall increase in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2014, funded primarily through debt financing.

Sale of Equipment

We sold equipment with a net book value of approximately $1,000 for the three months ended June 30, 2014, for a net loss of approximately $500. This compared to equipment that we sold for the three months ended June 30, 2013 with a net book value of approximately $8,000, for a net gain of approximately $13,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $39,000 for the three months ended June 30, 2014, from approximately $20,000 for the three months ended June 30, 2013. This increase is primarily attributable to an increase in legal fees, partially offset by a decrease in accounting fees.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee increased to approximately $8,000 for the three months ended June 30, 2014 from approximately $7,000 for the three months ended June 30, 2013. This increase is consistent with the increase in overall lease revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $256,000 for the three months ended June 30, 2014, from $261,000 for the three months ended June 30, 2013. This decrease is due an increase in the amount of equipment that is fully depreciated, partially offset by new equipment acquisitions and the sale of equipment related to the buy-out with the significant lessee as discussed in Note 3 of our condensed financial statements.

Net Income (Loss)

For the three months ended June 30, 2014, we recognized revenue of approximately $307,000 and expenses of approximately $313,000, resulting in a net loss of approximately $6,000. For the three months ended June 30, 2013, we recognized revenue of approximately $277,000 and expenses of approximately $283,000, resulting in a net loss of approximately $6,000. This change in net income is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Lease Revenue

Our lease revenue decreased to approximately $590,000 for the six months ended June 30, 2014, from approximately $594,000 for the six months ended June 30, 2013. This decrease was primarily due to fewer acquisitions of new leases during the six months ended June 30, 2014 compared to the termination of leases. Lease revenue was also negatively impacted by the reduction of revenue producing leases as a result of the June 2013 buy-out as described in note 3 above.

The Partnership had 98 and 85 operating leases during the six months ended June 30, 2014 and 2013, respectively. Although the number of active leases increased from the six months ended June 30, 2013 to the six months ended June 30, 2014, revenue generated from active leases declined. Management expects to add new leases to our portfolio throughout the remainder of 2014, funded primarily through debt financing.

Sale of Equipment

We sold equipment with a net book value of approximately $1,000 for the six months ended June 30, 2014, for a net loss of approximately $500. This compared to equipment that we sold for the six months ended June 30, 2013 with a net book value of approximately $9,000, for a net gain of approximately $14,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $111,000 for the six months ended June 30, 2014, from approximately $78,000 for the six months ended June 30, 2013. This increase is primarily attributable to an increase in legal fees, partially offset by a decrease in accounting fees.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. Equipment management fees remained unchanged at approximately $15,000 for the six months ended June 30, 2014 and 2013.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $516,000 for the six months ended June 30, 2014, from $560,000 for the six months ended June 30, 2013. This change is primarily due to an increase in the amount of equipment that is fully depreciated, partially offset by new equipment acquisitions.

Net (Loss)

For the six months ended June 30, 2014, we recognized revenue of approximately $594,000 and expenses of approximately $662,000, resulting in a net loss of approximately $68,000. For the six months ended June 30, 2013, we recognized revenue of approximately $625,000 and expenses of approximately $663,000, resulting in a net loss of approximately $38,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2014, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

SEC Settlement

In August 2012 the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being allocated to several of the Funds. The Partnership’s portion of the settlement is approximately $47,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50. As of June 30, 2014, the balance on this receivable is approximately $12,000.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were previously adjusted and repaid to the affected funds when they were identified. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided support to the funds and voluntarily absorbed expenses and voluntarily waived fees in amounts in excess of any questioned allocations. In May of 2014, an arbitration hearing was conducted before a three member FINRA panel. A decision has not been rendered on this matter. Management believes that resolution of the charge will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
August 14, 2014	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2014	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer