Form 10-Q
period 2014-09-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2014-11-17
CIK 1253347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-108057

COMMONWEALTH INCOME & GROWTH FUND V

(Exact name of registrant as specified in its charter)

Pennsylvania	65-1189593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17755 US Highway 19 North

Suite 400

Clearwater, FL 33764

(Address, including zip code, of principal executive offices)

(877) 654-1500

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

FORM 10-Q

September 30, 2014

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	$ 52,174	$ 28,464
Lease income receivable	25,979	23,753
Other receivables	11,961	25,009
Prepaid expenses	413	413
	90,527	77,639

Net investment in finance leases	75,391	33,561

Equipment, at cost	7,589,841	7,849,552
Accumulated depreciation	(5,814,855)	(5,608,966)
	1,774,986	2,240,586

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $72,000 and $60,000 at September 30, 2014 and December 31, 2013, respectively	8,074	29,830

Total Assets	$ 1,948,978	$ 2,381,616

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$ 104,053	$ 106,804
Accounts payable, CIGF, Inc., net	460,144	438,125
Accounts payable, Commonwealth Capital Corp., net	246,160	396,426
Other accrued expenses	76,368	9,026
Unearned lease income	53,239	52,884
Notes payable	689,623	987,145
Total Liabilities	1,629,587	1,990,410

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	318,391	390,206
Total Partners' Capital	319,391	391,206

Total Liabilities and Partners' Capital	$ 1,948,978	$ 2,381,616

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue
Lease	$ 279,861	$ 262,484	$ 869,462	$ 856,886
Interest and other	1,379	825	5,746	16,972
Gain on sale of equipment	16,986	1,450	16,613	15,721
Total revenue	298,226	264,759	891,821	889,579

Expenses
Operating, excluding depreciation	32,313	10,386	142,827	88,334
SEC restitution settlement, General Partner	-	(47,398)	-	(47,398)
Equipment management fee, General Partner	7,104	6,603	21,985	21,463
Interest	8,725	12,177	29,039	40,676
Depreciation	246,995	234,510	747,784	776,465
Amortization of equipment acquisition costs and deferred expenses	6,994	7,625	21,757	25,979
Bad debt expense (recovery)	-	-	244	(18,500)
Total expenses	302,131	223,903	963,636	887,019

Net (loss) income	$ (3,905)	$ 40,856	$ (71,815)	$ 2,560

Net (loss) income allocated to Limited Partners	$ (3,905)	$ 40,856	$ (71,815)	$ 2,560

Net (loss) income per equivalent Limited Partnership unit	$ (0.00)	$ 0.03	$ (0.06)	$ 0.00

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,236,608	1,236,608	1,236,608	1,236,608

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the nine months ended September 30, 2014
(unaudited)

	General Partner Units	Limited Partner Units	General Partner	Limited Partner	Total
Balance, January 1, 2014	50	1,236,608	$ 1,000	$ 390,206	$ 391,206
Net loss	-	-	-	(71,815)	(71,815)
Balance, September 30, 2014	50	1,236,608	$ 1,000	$ 318,391	$ 319,391

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities	$ 90,462	$ 194,504

Cash flows from investing activities
Capital expenditures	(52,682)	(222,859)
Purchase of finance leases	(51,046)	(30,896)
Payments from finance leases	12,290	2,044
Net proceeds from the sale of equipment	24,686	32,537
Net cash used in investing activities	(66,752)	(219,174)

Cash flows from financing activities
Payments on payable to Affiliate	-	(105,089)
Net cash used in financing activities	-	(105,089)

Net increase (decrease) in cash and cash equivalents	23,710	(129,759)

Cash and cash equivalents at beginning of period	28,464	151,547

Cash and cash equivalents at end of period	$ 52,174	$ 21,788

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

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through September 30, 2015. The General Partner will continue to reassess the funding of limited partner distributions throughout 2014 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds thus maximizing overall return.  Through September 30, 2014, the Partnership has acquired approximately $262,000 in equipment, of which approximately $210,000 is leveraged.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2013 has been prepared from the books and records without audit. Financial information as of December 31, 2013 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2013. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2014.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2014 and December 31, 2013 due to the short term nature of these financial instruments.

The Partnership’s debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2014 and December 31, 2013 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2014, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $53,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2014, the total cash bank balance was as follows:

At September 30, 2014	Amount
Total bank balance	$53,000
FDIC insured	(53,000)
Uninsured amount	$-

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption.  If substantial doubt exists but is not alleviated by management’s plans, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued.”  In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern.  If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available.  In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved.  The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter.  Early adoption is permitted.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the nine months ended September 30, 2014, the Partnership did not incur or pay any remarketing fees.  For the nine months ended September 30, 2013, the Partnership incurred approximately $3,000 in such fees. For the nine months ended September 30, 2013, approximately $19,000 were paid or netted against receivables due from such parties.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2014 was approximately $4,857,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2014 was approximately $12,232,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2014 was approximately $513,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2014 was approximately $1,526,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at September 30, 2014:

Amount
Three Months ended December 31, 2014	$243,000
Year ended December 31, 2015	520,000
Year ended December 31, 2016	221,000
Year ended December 31, 2017	29,000
$1,013,000

The Partnership is scheduled to terminate on February 4, 2017. If the Partnership terminates on February 4, 2017, CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

The following lists the components of the net investment in direct financing leases at September 30, 2014:

Amount
Total minimum lease payments to be received	$76,000
Estimated residual value of leased equipment (unguaranteed)	10,000
Less: unearned income	(11,000)
Net investment in direct finance leases	$75,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at September 30, 2014:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	100%
Moderate-High	-%
High	-%
Net finance lease receivable	100%

As of September 30, 2014 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancellable finance leases at September 30, 2014:

Amount
Three Months ended December 31, 2014	$6,000
Year ended December 31, 2015	23,000
Year ended December 31, 2016	23,000
Year ended December 31, 2017	19,000
Year ended December 31, 2018	5,000
$76,000

The Partnership is scheduled to terminate on February 4, 2017. If the Partnership terminates on February 4, 2017, CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

Receivables/Payables

As of September 30, 2014, the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

During the year ended December 31, 2013, the Partnership recorded a receivable from CCC of approximately $47,000 related to the SEC settlement as disclosed in Note 7. As of September 30, 2014, the receivable was completely satisfied.

Nine months ended September 30,	2014	2013

Reimbursable expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the nine months ended September 30, 2014 and 2013, the General Partner waived certain reimbursable expenses due to it by the Partnership.

	$131,000	$88,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At September 30, 2014, all prepaid equipment acquisition fees were earned by the General Partner. For the nine months ended September 30, 2014 and 2013, approximately $11,000 and $10,000 of acquisition fees were waived by the General Partner, respectively.	$-	$-

Debt placement fee

As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. Additionally, during the nine months ended September 30, 2014 and 2013, the General Partner earned but waived approximately $2,000 and $200 of debt placement fees, respectively.

	$-	$-

Equipment management fee

The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the nine months ended September 30, 2014.

	$22,000	$21,000

Equipment liquidation fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the nine months ended September 30, 2014 and 2013, the General Partner waived approximately $1,000 of equipment liquidation fees.

	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	September 30, 2014	December 31, 2013
Installment notes payable to bank; interest at 3.95%, due in quarterly installments of $9,657 and $6,824, including interest, with final payment in July 2014	$-	$48,000

Installment notes payable to bank; interest at 3.95% , due in quarterly installments ranging from $4,517 to $9,795, including interest, with final payment in December 2014	29,000	137,000

Installment notes payable to bank; interest at 5.25%, due in monthly installments of $4,813, including interest, with final payment in February 2015	24,000	-

Installment notes payable to bank; interest rates ranging from 5.25%, to 5.60%, due in monthly installments ranging from $2,069 to $4,813, including interest, with final payment in March 2015	63,000	135,000

Installment notes payable to bank; interest rate at 5.60%, due in monthly installments of $868, including interest, with final payment in April 2015	6,000	98,000

Installment notes payable to bank; interest rates ranging from 3.95% to 4.23%, due in quarterly installment ranging from $2,436 to $6,195, including interest, with final payment in September 2015	60,000	104,000

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $398, including interest, with final payment in October 2015	2,000	3,000

Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $208 to $1,217, including interest, with final payment in November 2015	7,000	11,000

Installment note payable to bank; interest at 4.23% due in quarterly installments of $4,260, including interest, with final payment in July 2016	98,000	146,000

Installment note payable to bank; interest at 5.50%, due in monthly installments of $7,910, including interest, with final payment in August 2016	172,000	235,000

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $6,153, including interest, with final payment in August 2016	46,000	70,000

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,740, including interest, with final payment in December 2016	23,000	-

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $478, including interest; with final payment in February 2017	9,000	-

Installment note payable to bank; interest at 4.85%, due in monthly installments of $922, including interest; with final payment in March 2017	26,000	-

Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $951 to $1,327, including interest; with final payment in March 2017	22,000	-

Installment note payable to bank; interest at 1.60%, due in monthly installments of $2,286, including interest, with final payment in May 2017	72,000	-

Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,711, including interest; with final payment in May 2017	31,000	-
	$690,000	$987,000

These notes are secured by specific equipment with a carrying value of approximately $1,186,000 as of September 30, 2014 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2014 are as follows:

Amount
Three months ending December 31, 2014	$152,000
Year ended December 31, 2015	326,000
Year ended December 31, 2016	189,000
Year ended December 31, 2017	23,000
$690,000

The Partnership is scheduled to terminate on February 4, 2017. If the Partnership terminates on February 4, 2017, CCC will assume the obligation related to the remaining notes payable through their original term.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net income/loss are as follows:

Nine months ended September 30,	2014	2013
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$507,000	$434,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Nine months ended September 30,	2014	2013
Debt assumed in conjunction with purchase of equipment	$210,000	$21,000
Accrual for purchase of lease equipment acquired, but funded in October 2014	$28,000	-

At September 30, 2014 and 2013, the Partnership wrote-off fully amortized equipment acquisition and deferred finance fees of approximately $10,000 and $26,000, respectively.

At September 30, 2014 and 2013, the Partnership wrote-off fully reserved lease income receivable of approximately $200 and $138,000, respectively.

At September 30, 2014, the Partnership wrote-off fully depreciated equipment of approximately $78,000.

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

SEC Settlement

In August 2012, the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being allocated to several of the Funds. The Partnership’s portion of the settlement is approximately $47,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50. As of September 30, 2014, the receivable was completely satisfied.  On October 17, 2014, Commonwealth Capital Corp. received a letter from the Miami Regional Office of the SEC confirming that Commonwealth Income & Growth Fund, Inc. and Kimberly Springsteen-Abbott had satisfied in full the monetary provisions of the Settlement Order entered on September 27, 2013.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were subsequently adjusted and repaid to the affected funds when they were identified. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided support to the funds and voluntarily absorbed expenses and voluntarily waived fees in amounts in excess of any questioned allocations. In May of 2014, an arbitration hearing was conducted before a three member FINRA panel. A decision has not been rendered on this matter. Management believes that resolution of the charge will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $827 billion equipment finance sector, showed their overall new business volume for September was $9.4 billion, up 21% from new business volume in September 2013. Month over month, new business volume was up 31% from August. Year to date, cumulative new business volume increased 8% compared to 2013. Receivables over 30 days decreased from the previous month to 1.0%, and were up slightly from .09% in the same period in 2013. Charge-offs were unchanged for the sixth consecutive month at an all-time low of 0.2%. Credit approvals totaled 79.7% in September, relatively unchanged from the previous month. Total headcount for equipment finance companies was up 1.1% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for October is 60.4, slightly better than the September index of 60.2, with survey participants indicating increasing or consistent demand tempered by U.S. economic concerns.

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

REVENUE RECOGNITION

Through September 30, 2014, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gain or losses from sales of leased and off lease equipment are recorded on a net basis in the Fund’s condensed Statement of Operations. Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the nine months ended September 30, 2014 was approximately $9,000. For the nine months ended September 30, 2013, the Partnership did not recognize any gain from the termination of leases.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the nine months ended September 30, 2014 were provided by operating activities of approximately $90,000 and proceeds from the sale of equipment of approximately $25,000. This compares to the nine months ended September 30, 2013 where our primary sources of cash were provided by operating activities of approximately $195,000 and proceeds from the sale of equipment of approximately $33,000.

Our primary uses of cash for the nine months ended September 30, 2014 were for the purchase of new equipment of approximately $53,000, and the purchase of finance leases of approximately $51,000. For the nine months ended September 30, 2013, our primary uses of cash were for the purchase of new equipment of approximately $223,000, payments on payable to Affiliate of approximately $105,000 and for the purchase of finance leases of approximately $31,000.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

Cash was provided by operating activities for the nine months ended September 30, 2014 of approximately $90,000, which includes a net loss of approximately $71,000 and depreciation and amortization expenses of approximately $769,000. Other non-cash activities included in the determination of net loss include direct payments of lease and income by lessees to banks of approximately $507,000. Additionally we had a gain on the sale of equipment in the amount of approximately $17,000. For the nine months ended September 30, 2013, cash was used in operating activities of approximately $195,000, which includes a net income of approximately $3,000 and depreciation and amortization expenses of approximately $802,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $434,000 and bad debt recovery of approximately $19,000. Additionally we had a gain on the sale of equipment in the amount of approximately $16,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2014, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $53,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2014, the total cash bank balance was as follows:

At September 30, 2014	Amount
Total bank balance	$53,000
FDIC insured	(53,000)
Uninsured amount	$-

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2014, we had future minimum rentals on non-cancelable operating leases of approximately $243,000 for the balance of the year ending December 31, 2014 and approximately $770,000 thereafter.  As of September 30, 2014, we had future minimum rentals on non-cancelable finance leases of approximately $6,000 for the balance of the year ending December 31, 2014 and approximately $70,000 thereafter.

During June 2013, CCC, on behalf of the Partnership, negotiated a settlement with a significant lessee related to the buy-out of several operating leases. The Partnership received consideration of approximately $68,000 as a result of the settlement.

As of September 30, 2014, our non-recourse debt was approximately $690,000, with interest rates ranging from 1.60% to 5.60%, and will be payable through May 2017.

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

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through September 30, 2015. The General Partner will continue to reassess the funding of limited partner distributions throughout 2014 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions; the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds, thus maximizing overall return. Through September 30, 2014, the Partnership has acquired approximately $262,000 in equipment, of which approximately $210,000 is leveraged.

RESULTS OF OPERATIONS

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Lease Revenue

Our lease revenue increased to approximately $280,000 for the three months ended September 30, 2014, from approximately $262,000 for the three months ended September 30, 2013. This increase was primarily due to the acquisition of new lease agreements and the associated increase in lease revenue.

The Partnership had 90 and 82 operating leases during the three months ended September 30, 2014 and 2013, respectively. The increase in the amount of active leases is consistent with the overall increase in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2014, funded primarily through debt financing.

Sale of Equipment

We sold equipment with a net book value of approximately $7,000 for the three months ended September 30, 2014, for a net gain of approximately $17,000. This compared to equipment that we sold for the three months ended September 30, 2013 with a net book value of approximately $8,000, for a net gain of approximately $1,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $32,000 for the three months ended September 30, 2014, from approximately $10,000 for the three months ended September 30, 2013. This increase is primarily attributable to an increase in legal fees as a result of a FINRA review.

SEC Restitution Settlement

During the three months ended September 30, 2013, the Partnership recorded approximately $47,000 related to the SEC settlement as a reduction in expenses and corresponding receivable from the General Partner in accordance with the applicable accounting guidance. The matter was settled in September 2013 with the General Partner neither admitting nor denying the findings. The Partnership’s portion of the settlement is approximately $47,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50.  As of September 30, 2014, the receivable was completely satisfied.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The equipment management fee was approximately $7,000 for the three months ended September 30, 2014 and 2013.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses increased approximately $254,000 for the three months ended September 30, 2014, from $242,000 for the three months ended September 30, 2013. This increase is due to an increase in new equipment acquisitions and the sale of equipment related to a buy-out with a significant lessee during the three months ended September 30, 2013.

Net (Loss) Income

For the three months ended September 30, 2014, we recognized revenue of approximately $298,000 and expenses of approximately $302,000, resulting in a net loss of approximately $4,000.  For the three months ended September 30, 2013, we recognized revenue of approximately $265,000 and expenses of approximately $224,000, resulting in a net income of approximately $41,000. This change in net (loss) income is due to the changes in revenue and expenses as described above.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Lease Revenue

Our lease revenue increased to approximately $869,000 for the nine months ended September 30, 2014, from approximately $857,000 for the nine months ended September 30, 2013.

The Partnership had 98 and 131 operating leases during the nine months ended September 30, 2014 and 2013, respectively. The number of active leases decreased for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013; however lease revenue increased for the nine months ended September 30, 2014. This is primarily due to an increase in the overall size of the leases acquired during 2014.  Management expects to add new leases to our portfolio throughout the remainder of 2014, funded primarily through debt financing.

Sale of Equipment

We sold equipment with a net book value of approximately $8,000 for the nine months ended September 30, 2014, for a net gain of approximately $17,000. This compares to equipment that we sold for the nine months ended September 30, 2013 with a net book value of approximately $17,000, for a net gain of approximately $16,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $143,000 for the nine months ended September 30, 2014, from approximately $88,000 for the nine months ended September 30, 2013.  This increase is primarily attributable to an increase in legal fees as a result of a FINRA review.

SEC Restitution Settlement

During the three months ended September 30, 2013, the Partnership recorded approximately $47,000 related to the SEC settlement as a reduction in expenses and corresponding receivable from the General Partner in accordance with the applicable accounting guidance. The matter was settled in September 2013 with the General Partner neither admitting nor denying the findings. The Partnership’s portion of the settlement is approximately $47,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50.  As of September 30, 2014, the receivable was completely satisfied.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. The equipment management fee increased to approximately $22,000 for the nine months ended September 30, 2014 from approximately $21,000 for the nine months ended September 30, 2013. This increase is consistent with the increase in overall lease revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $770,000 for the nine months ended September 30, 2014, from $802,000 for the nine months ended September 30, 2013. This decrease is due an increase in the amount of equipment that is fully depreciated during 2014 and the sale of equipment related to a buy-out with a significant lessee during the nine months ended September 30, 2013 and partially offset by new equipment acquisitions.

Net (Loss) Income

For the nine months ended September 30, 2014, we recognized revenue of approximately $892,000 and expenses of approximately $964,000, resulting in a net loss of approximately $72,000. For the nine months ended September 30, 2013, we recognized revenue of approximately $890,000 and expenses of approximately $887,000, resulting in a net income of approximately $3,000. This change in net (loss) income is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2014, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2014 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

SEC Settlement

In August 2012, the staff of the U.S. Securities and Exchange Commission raised a question with Commonwealth Capital Corp. (“Commonwealth”), the sponsor of our funds, regarding the interpretation and application of the term “control person.” The term affected the scope of the reimbursement to Commonwealth of certain expenses incurred for the funds. The staff was concerned that some investors may not have understood the meaning and methodology used by the funds. Commonwealth worked with the staff to assure that our disclosure was clarified. Commonwealth Income and Growth Fund, Inc., the General Partner of the funds, entered into a settlement with the SEC in September 2013 of approximately $200,000 that is being allocated to several of the Funds. The Partnership’s portion of the settlement is approximately $47,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50. As of September 30, 2014, the receivable was completely satisfied.  On October 17, 2014, Commonwealth Capital Corp. received a letter from the Miami Regional Office of the SEC confirming that Commonwealth Income & Growth Fund, Inc. and Kimberly Springsteen-Abbott had satisfied in full the monetary provisions of the Settlement Order entered on September 27, 2013.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming CCSC and the owner of the firm, Kimberly Springsteen-Abbott, as respondents. The complaint alleges that Ms. Springsteen-Abbott approved misallocation of certain expenses to the funds. On October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Kimberly Springsteen-Abbott. Management believes that the expenses at issue include amounts that were proper and were properly allocated to funds, and expenses that had been allocated in error but were subsequently adjusted and repaid to the affected funds when they were identified. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided support to the funds and voluntarily absorbed expenses and voluntarily waived fees in amounts in excess of any questioned allocations. In May of 2014, an arbitration hearing was conducted before a three member FINRA panel. A decision has not been rendered on this matter. Management believes that resolution of the charge will not result in any adverse financial impact on the Funds, but no assurance can be provided until the proceeding is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
November 14, 2014	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

November 14, 2014	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer