Form 10-K
period 2014-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2015-04-15
CIK 1253347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014 or

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

2

FORM 10-K

DECEMBER 31, 2014

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

During the years ended December 31, 2014 and 2013, there were no redemptions granted to limited partners.

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

The Partnership’s principal investment objectives are to:

a)acquire, lease and sell equipment to generate revenues from operations sufficient to provide annual cash distributions to Limited Partners;

b)preserve and protect Limited Partners’ capital;

c)use a portion of cash flow and net disposition proceeds derived from the sale, refinancing or other disposition of equipment to purchase additional equipment; and

d)refinance, sell or otherwise dispose of equipment in a manner that will maximize the proceeds to the Partnership.

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

As of December 31, 2014, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2014, the Partnership has not entered into any such agreement.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. Through December 31, 2014, the Partnership has acquired a diversified equipment portfolio, which it has leased to 14 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2014 are as follows:

Equipment Type	Approximate %
Blade Servers	7%
Digital Storage	13%
Graphic Workstations	6%
High End Sun Servers	16%
Inventory Control Systems	6%
Laptops/Desktops/Other	22%
Small HP Servers	20%
Small IBM Servers	10%
Total	100%

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

DESCRIPTION OF LEASES

The Partnership generally purchases only equipment that is subject to a lease or for which a lease or similar agreement will be entered into contemporaneously with the consummation of the Partnership’s acquisition of the equipment. The General Partner leases the equipment purchased by the Partnership to third parties pursuant to operating leases. Types of leases which the General Partner may enter into are operating leases, finance leases, and conditional sales contracts:

•

Operating leases are relatively short-term (12 to 48 month) leases under which the aggregate non-cancellable rental payments during the original term of the lease are not sufficient to permit the lessor to recover the purchase price of the subject equipment.

•	In a finance lease, the lessor generally recovers at least 90% of the present value of the equipment during the lease term.

•

A conditional sales contract generally provides that the non-cancellable payments to the seller over the term of the contract are sufficient to recover the investment in such equipment and to provide a return on such investment. Under a conditional sales contract, the seller reserves title to and retains a security interest in, the equipment until the purchase price of the equipment is paid.

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2014, all leases that have been entered into are “triple net leases”.

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2014, the Partnership has not entered into any such agreements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2014 and 2013, the Partnership incurred remarketing fees of approximately $0 and $3,000, respectively. For the years ended December 31, 2014 and 2013, approximately $0 and $19,000 of remarketing fees were paid with cash or netted against receivables due from such parties, respectively.

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

Our focus is on Tier 1 (Tier 1 is defined as a large and well-known vendor, often enjoying national or international recognition and acceptance. Tier 1 vendors may be both manufacturers and value-added resellers) information technology, telecommunications, and medical technology equipment, leased in transactions generally ranging in size from $50,000 to $1,000,000. We will consider larger transactions, but for diversification purposes will require such transactions to be divided among multiple lease schedules, and the general partner may even assign a portion of such larger transactions to other affiliated funds to further spread the risk involved in larger transactions. Also, where the equipment type and economic analytics are advantageous, we may engage in lease transactions involving other types of equipment, so long as we feel it is business-essential equipment for the lessee. Also, we conduct a detailed analysis, using a third-party consultant, to assess the residual value of the proposed equipment at the end of the original lease term. This includes an analysis of the equipment’s useful life and depreciation schedule, as well as the expected resale market of that equipment type and availability of remarketing channels.  Finally, in assessing whether a proposed lease transaction will fit into our portfolio criteria, management will consider the amount of exposure we and our affiliated funds have to (i) the proposed asset type, (ii) the particular lessee, (iii) the lessee’s industry, and (iv) the geographic location of the equipment to be leased.

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts, by the Partnership at the time the debt is incurred, with monies received that are not considered “original proceeds” of the Partnership’s public offering. The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2014, the aggregate nonrecourse debt outstanding of approximately $633,000 was approximately 8.2% of the aggregate cost of the equipment owned, with a carrying value of approximately $1,072,000 at December 31, 2014 and are nonrecourse liabilities of the Partnership.

The Partnership may purchase some items of equipment without leverage. If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment to the extent practicable and invest any proceeds from such financing in additional items of equipment. Any such later financing will be on terms consistent with the terms applicable to borrowings generally. During 2014, the Partnership did not enter into any such agreements.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2014, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2014, the Partnership has not entered into any debt refinancing transactions.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The General Partner intends to cause the Partnership to begin the liquidation phase approximately 10 years after commencement of operations. Notwithstanding the Partnership’s objective to sell all of its assets and dissolve by February 4, 2017, the General Partner may cause the Partnership to dispose of all its equipment and dissolve the Partnership sooner, if warranted by economic conditions.

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

INVESTMENTS

Through February 9, 2015, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Alliant Techsystems, Inc.	High Vol & Spec Printers	36	$ 39,227
Alliant Techsystems, Inc.	Desktops - Tier 1	12	$ 22,503
Alliant Techsystems, Inc.	Desktops - Tier 1	36	$ 74,123
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 3,898
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 4,617
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 4,998
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 4,820
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 4,673
American Reprographics Company, L.L.C.	High Vol & Spec Printers	48	$ 5,821
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 5,232
American Reprographics Company, L.L.C.	High Vol & Spec Printers	48	$ 11,000
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 5,987
American Reprographics Company, L.L.C.	Multifunction Centers	48	$ 18,797
Automatic Data Processing, Inc. (ADP)	Small HP Servers	36	$ 100,219
Cummins Inc.	Small IBM Servers	12	$ 39,671
Cummins Inc.	Small IBM Servers	12	$ 6,680
Cummins Inc.	Small IBM Servers	12	$ 6,680
Cummins Inc.	Small IBM Servers	11	$ 158
Cummins Inc.	Small IBM Servers	36	$ 18,560
Cummins Inc.	Small IBM Servers	36	$ 13,299
Cummins Inc.	Small IBM Servers	12	$ 37,923
Cummins Inc.	Small IBM Servers	12	$ 27,840
Cummins Inc.	High Vol & Spec Printers	36	$ 13,178
Cummins Inc.	High Vol & Spec Printers	36	$ 3,496
Texas Instruments	Dell Servers	36	$ 34,305

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

EMPLOYEES

The Partnership had no employees during 2014 and received administrative and other services from a related party, Commonwealth Capital Corp. (“CCC”), which had 56 employees as of December 31, 2014.

ITEM 1A: RISK FACTORS

NOT APPLICABLE

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

FINRA Review

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  In addition, to avoid any future issues concerning the allocation of expenses, Commonwealth has implemented new procedures to better monitor the allocation process for expenses, which procedures have been in effect since 2012, and have been reviewed without objection in three succeeding FINRA annual inspections to date. In May 2014, a hearing was conducted before a FINRA panel. That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As noted above, during the same three year period (2009-2011), CCC and Ms. Springsteen-Abbott voluntarily provided approximately $2,300,000 to the Funds  through capital contributions, waiver of fees and forgiveness of reimbursable expenses, as well as voluntarily absorbed 10% of all expenses that would otherwise have been allocable to the Funds. Ms. Springsteen-Abbott intends to vigorously challenge the Panel’s decision on appeal. Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 931. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.  No adjustments were made to these financial statements with respect to the Fund’s share of the allegedly misallocated expenses, pending the appeal.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5:	MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2014, there were 895 holders of units. The units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

The Partnership began to accept redemption requests beginning 30 months following the termination of the public offering of its units. There will be no limitations on the period of time that a redemption request may be pending prior to its being granted. Limited Partners will not be required to hold their interest in the Partnership for any specified period prior to their making a redemption request. In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. During the years ended December 31, 2014 and 2013, no redemptions of limited partnership units occurred.

EXEMPT TRANSFERS

The following seven categories of transfers are exempt transfers for purposes of calculating the volume limitations imposed by the IRS and will generally be permitted by the General Partner:

(1)

transfers in which the basis of the unit in the hands of the transferee is determined, in whole or in part, by reference to its basis in the hands of the transferor (for example, units acquired by corporations in certain reorganizations, contributions to capital, gifts of units, units contributed to another partnership, and non-liquidating as well as liquidating distributions by a parent partnership to its partners of interests in a sub partnership);

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

The General Partner continues to suspend distributions, as part of an aggressive work out plan of reinvestment and recovery for lost equity experienced during the litigation process with Mobile Pro/City of Tempe. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2015.

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

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity from 25 companies representing a cross section of the $903 billion equipment finance sector, showed their overall new business volume for December was $12.9 billion, up 20% from new business volume in December 2013. In a typical end-of-year spike, their new business volume was up 90% from November volume of $6.8 billion. Cumulative new business volume for 2014 rose 8% over 2013. Receivables over 30 days were unchanged from the previous month and from the same period in 2013 at 1%. Charge-offs were unchanged for the ninth consecutive month at an all-time low of 0.2%. Credit approvals totaled 78.6% in December, a slight decrease from 79.1% the previous month. Total headcount for equipment finance companies was up 0.5% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for January is 66.1, an increase from the December index of 63.4 and the highest level in the last three years.

ELFA President and CEO William G. Sutton, CAE, said: "Despite a very volatile Q4 equities market, the U.S. economy ended the year in a strong position, evidenced by lower unemployment, continued healing in the housing market, gas prices that seem to be declining almost daily, and robust consumer spending. Against this backdrop, C&I lending picked up as commercial businesses made significant investments in plant and equipment. Despite the typical end-of-year seasonal spike, December's MLFI-25 statistics enter record territory: the 20% increase in year-over-year new business volume was one of the largest December increases in the history of the MLFI-25. Add to this healthy credit markets and the equipment finance industry appears poised for the breakout performance industry observers have been waiting for. We hope that this momentum will carry forward into 2015.

Our business is directly impacted by factors such as economic, political, and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies, and inflation, all of which are beyond our control. During 2014 we continued to experience a modest strengthening in the global economy. As we move into 2015 we expect this moderate recovery to continue, subject of course, to events that may be experienced in Europe and elsewhere throughout the globe. Given these circumstances, we believe companies overall, will continue to increasingly turn to leasing, as a financing solution. It is our belief that companies lease business-essential equipment because leasing can provide many benefits to a company. The number one benefit of leasing that we see is that there is no large outlay of cash required. Therefore, companies can preserve their working capital, lease equipment, which is an expense item, have the flexibility to upgrade the equipment when needed, and have no risk of obsolescence. Because we expect leasing to remain an attractive financing solution for American businesses during the next 12 months, we feel that our ability to increase our portfolio size and leasing revenues during that period will remain strong.

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

Revenue Recognition

Through December 31, 2014, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2014 were generated by operating activities of approximately $200,000, proceeds from the sale of equipment of approximately $27,000 and proceeds from the sale of finance leases of approximately $18,000. Our primary sources of cash for the year ended December 31, 2013 were generated by operating activities of approximately $309,000 and proceeds from the sale of equipment of approximately $42,000 related to a buyout.

Our primary uses of cash for the year ended December 31, 2014 were capital expenditures for new equipment of approximately $86,000 and the purchase of finance leases of approximately $70,000. Our primary uses of cash for the year ended December 31, 2013 were for capital expenditures for new equipment of approximately $336,000, payments on borrowings from affiliate of approximately $105,000 and for the purchase of finance leases of approximately $37,000.

For the years ended December 31, 2014 and 2013, depreciation and amortization expenses were approximately $1,024,000 and $1,060,000, respectively. Additionally, other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $668,000 and $566,000, respectively, gain on sale of equipment of approximately $18,000 and $25,000, respectively. In addition, bad debt recovery of approximately $19,000 was recorded during the year ended December 31, 2013.

At December 31, 2014, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $122,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2014 and 2013, the total cash bank balance was as follows:

Balance at December 31	2014
Total bank balance	$122,000
FDIC insured	(122,000)
Uninsured amount	$-

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

As of December 31, 2014, we had future minimum rentals on non-cancellable operating leases of approximately $608,000 for the year ending December 31, 2015 and approximately $344,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

As of December 31, 2014, we had future minimum rentals on non-cancellable finance leases of approximately $28,000 for the year ending December 31, 2015 and approximately $62,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into.

The balance of our non-recourse debt at December 31, 2014 was approximately $633,000 with interest rates ranging from 1.6% to 5.60% which will be payable through October 2017. We assumed debt in connection with the purchase of computer equipment of approximately $314,000 during 2014. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during of 2015, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2014 was approximately $4,808,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2014 was approximately $12,129,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2014 was approximately $494,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2014 was approximately $1,433,000. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend at a relatively steady pace during 2015.

During the year ended December 31, 2014, CCC forgave approximately $35,000 of payables owed to it by the Partnership. The General Partner and CCC have also waived certain fees owed to them by the Partnership in an effort to further support the Partnership. Additionally, the General Partner elected to forego any distributions and allocations of net income owed to it during the year ended December 31, 2014.

If available cash flow or net asset disposition proceeds are insufficient to cover our expenses and liabilities on a short or long term basis, we will attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within our permissible limits. The General Partner continues to suspend distributions, as part of an aggressive work out plan of reinvestment and recovery for lost equity experienced during the litigation process with Mobile Pro/City of Tempe. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2015. The General Partner and CCC will determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to increase the Partnership’s cash flow.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through December 31, 2015. The General Partner will continue to reassess the funding of limited partner distributions throughout 2015 and will continue to waive certain fees. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds thus maximizing overall return.  Through December 31, 2014, the Partnership has acquired approximately $400,000 in equipment, of which approximately $314,000 is leveraged.

RESULTS FROM OPERATIONS

For the year ended December 31, 2014 we recognized revenue of approximately $1,173,000 and expenses, net of insurance recoveries, of approximately $1,204,000 resulting in net loss of approximately $31,000.

The Partnership has 103 active operating leases that generated lease revenue of approximately $1,147,000 during 2014 and had 137 active operating leases that generated lease revenue of approximately $1,139,000 during 2013. Despite the reduction in number of active leases, overall lease revenue increased during 2014. This is primarily due to an increase in the overall size of the leases acquired during 2014.  As the operational phase of the Partnership draws to a close, management will continue to seek short term lease opportunities to enhance portfolio returns and cash flow. Our investment strategy has been to incorporate a conservative discipline with opportunity.  Management believes that this strategy has enabled the Partnership to acquire lease structures that maximize and potentially enhance overall performance of investors.

We have 104 operating leases that generated lease revenue of approximately $1,147,000 during 2014. Management expects to add new leases to our portfolio throughout 2015, funded primarily through debt financing. The General Partner is continuously monitoring its lessee concentration to potentially reduce the risk associated with a high concentration of activity in a few lessees.

The Partnership’s equipment portfolio consists of approximately 53% servers produced by various manufacturers. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. There are two lessees that accounted 50% and 22% of lease revenue for the year ended December 31, 2014.

Lease revenue increased to approximately $1,147,000 for the year ended December 31, 2014 from approximately $1,139,000 for the year ended December 31, 2013. Despite the reduction in number of active leases, overall lease revenue increased during 2014.  This is primarily due to an increase in the overall size of the leases acquired during 2014.

For the year ended December 31, 2014, operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $165,000 during 2014 from approximately $110,000 in 2013. This increase is primarily attributable to an increase in legal fees as a result of a FINRA matter.  Included in operating expense were legal fees for the years ended December 31, 2014 and 2013 of approximately $74,000 and $1,000 related to the FINRA matter, respectively.

For the year ended December 31, 2014, the Partnership recorded a gain of approximately $50,000 for an insurance recovery under the Partnership’s Officers’ and Directors’ insurance policy related to legal fees incurred in connection with the FINRA review.

During the year ended December 31, 2013, the Partnership recorded approximately $47,000 related to the SEC settlement as a reduction in expenses and corresponding receivable from the General Partner in accordance with the applicable accounting guidance. The matter was settled in September 2013 with the General Partner neither admitting nor denying the findings. The Partnership’s portion of the settlement is approximately $47,000, which was recorded as a reduction in expenses in the condensed statement of operations during the year ended December 31, 2013 in accordance with the accounting guidance in FASB ASC 605-50.  As of December 31, 2014, the receivable was completely satisfied.

We pay an equipment management fee to our General Partner for managing our equipment portfolio. In July of 2010, the equipment management fee was reduced to 2.5% from 5% of the gross lease revenue attributable to equipment that is subject to operating leases. Equipment management fees remained constant at approximately $29,000 for the years ended December 31, 2014 and 2013.

For the year ended December 31, 2014, interest expense decreased to approximately $37,000 from approximately $51,000 for the year ended December 31, 2013. This decrease is as a result of a reduction in debt obligations taken on by the Partnership during 2014.

Depreciation and amortization expenses consist of depreciation on computer equipment and amortization of equipment acquisition fees. For the years ended December 31, 2014 and 2013, these expenses were approximately $1,024,000 and $1,060,000, respectively. This decrease was due to equipment and acquisition fees being fully depreciated/amortized and not being replaced with as many new equipment purchases during 2014.

Net loss increased to approximately $31,000 for the year ended December 31, 2014 from approximately $1,000 for the year ended December 31, 2013. The changes in net loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2014 and 2013, and the report thereon of the independent registered public accounting firm is included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2014, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2014. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2014, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ITEM 9B: OTHER INFORMATION

NONE

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership does not have any Directors or executive officers.  Rather, it is managed by the Manager. The directors and officers of the Manager are required to spend only such time on Partnership affairs as is necessary for the proper conduct of Partnership business. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.  The Manager reserves the right to determine now and in the future which personnel are deemed control persons and, therefore would not seek reimbursement for personnel costs related to such persons. It is not intended that every person who carries a title such as director, vice president, executive vice president, senior vice president, manager, secretary, controller or treasurer or who holds a 5% equity interest be considered a ―Controlling Person.

The Board of Directors of the Sponsor has established an Executive Committee, and the operations of the Manager are effectively controlled by the Executive Committee of the Sponsor. The Executive Committee has functional control over all day-to-day activities of the Sponsor and effectively the Manager. Currently, Kimberly A. Springsteen-Abbott and Henry J. Abbott are the members of the Executive Committee. Kimberly A. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp., and thus retains ultimate control of all Commonwealth entities through her ability to elect, remove and replace directors. Prior to mid-2011, only Ms. Springsteen-Abbott was considered a controlling person of the Commonwealth-sponsored equipment funds and Mr. Abbott is currently a controlling person with respect to the equipment funds as well, with the goal being that Executive Committee membership will be indicative of control over the income funds as well as the Sponsor. For purposes of our financial operations, we do not currently consider any other employees to be control persons, and do not expect to do so in the foreseeable future.

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner Commonwealth Income & Growth Fund IV, Commonwealth Income & Growth Fund VI and Commonwealth Income & Growth Fund VII and is the manager of several private entities. The principal business office of the General Partner is 17755 US Highway 19 North, Suite 400, Clearwater, FL 33764 and its telephone number is (877) 654-1500. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

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

Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 55, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 64, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Lynn A. Franceschina, age 43, joined Commonwealth in 2001 as Vice President and Accounting Manager. In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates. She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed. Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation. Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University. Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman. Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter. Ms. Franceschina holds her FINRA Series 22, 63, 39 and 99 licenses. She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

Jay Dugan, age 66, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 74, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 49, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

Mark Hershenson, age 49, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

David W. Riggleman, age 52, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2014	AMOUNT INCURRED DURING 2013

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates

Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership, not including costs of the control persons, as defined in Item 10. During the years ended December 31, 2014 and 2013, the General Partner waived certain reimbursable expenses due to it by the Partnership.

		$114,000	$110,000
The General Partner

Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the year ended December 31, 2014, approximately $16,000 and $3,000 of acquisition fees were waived by the General Partner related to operating leases and finance leases, respectively. For the year ended December 31, 2013, approximately $23,000 and $2,000 of acquisition fees related to operating leases and finance leases were waived by the General Partner, respectively.

		$-	$-

The General Partner

Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates. Additionally, during the year ended December 31, 2014, the General Partner earned but waived approximately $3,000 of debt placement fees. During the year ended December 31, 2013, the General Partner earned but waived approximately $2,000 of debt placement fees.

	$-	$-
The General Partner

Equipment Management Fee. The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases through June 30, 2010 and 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases effective July 1, 2010 through December 31, 2010. The 2.5% equipment management fee rate was in effect during the years ended December 31, 2014 and 2013.

	$29,000	$29,000
The General Partner

Equipment Liquidation Fee. With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of such fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2014 and 2013, the General Partner earned but waived approximately $1,000 of equipment liquidation fees, respectively.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2014 and 2013 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $38,000 and $26,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2014 and 2013 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2014 and 2013 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2014 and 2013 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2014 other than fees related to audit or tax compliance services.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf April 15, 2015 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2015:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &

Growth Fund V

Financial Statements

For the years ended December 31, 2014 and 2013

Report of Independent Registered Public Accounting Firm

The Partners

Commonwealth Income & Growth Fund V

Clearwater, Florida

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund V (“Partnership”) as of December 31, 2014 and 2013 and the related statements of operations, Partners’ capital, and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund V at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, PA

April 15, 2015

Commonwealth Income &

Growth Fund V

Balance Sheets

	December 31,	December 31,
	2014	2013

ASSETS
Cash and cash equivalents	$118,212	$28,464
Lease income receivable	29,646	23,753
Other receivables	8,128	25,009
Prepaid expenses	413	413
	156,399	77,639

Net investment in finance leases	89,790	33,561

Equipment, at cost	7,683,366	7,849,552
Accumulated depreciation	(6,049,391)	(5,608,966)
	1,633,975	2,240,586

Equipment acquisition costs and deferred expenses, net of
accumulated amortization of approximately $48,000 and $60,000 at December 31, 2014 and 2013, respectively	3,195	29,830
	3,195	29,830

Total Assets	$1,883,359	$2,381,616

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$106,373	$106,804
Accounts payable, General Partner, net	467,165	438,125
Accounts payable, Commonwealth Capital Corp., net	224,348	396,426
Other accrued expenses	3,004	9,026
Unearned lease income	54,170	52,884
Notes payable	633,294	987,145
Total Liabilities	1,488,354	1,990,410

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	394,005	390,206
Total Partners' Capital	395,005	391,206

Total Liabilities and Partners' Capital	$1,883,359	$2,381,616

see accompanying notes to financial statements

Commonwealth Income &

Growth Fund V

Statements of Operations

	Years ended December 31,
	2014	2013

Revenue
Lease	$1,147,013	$1,139,290
Interest and other	8,255	18,227
Gain on sale of equipment	17,650	25,150
Total revenue	1,172,918	1,182,667

Expenses
Operating, excluding depreciation	164,636	109,851
SEC restitution settlement, General Partner	-	(47,398)
Equipment management fee, General Partner	29,040	28,574
Interest	36,881	51,312
Depreciation	997,008	1,026,681
Amortization of equipment acquisition costs and deferred expenses	26,636	33,472
Bad debt expense (recovery)	244	(18,500)
Total expenses	1,254,445	1,183,992

Other income (loss)
Gain from insurance recovery	50,326	-
Total other income (loss)	50,326	-

Net loss	$(31,201)	$(1,325)

Net loss allocated to Limited Partners	$(31,201)	$(1,325)

Net loss per equivalent Limited Partnership unit	$(0.03)	$(0.00)

Weighted average number of equivalent limited partnership units outstanding during the period	1,236,608	1,236,608

see accompanying notes to financial statements

Commonwealth Income &

Growth Fund V

Statements of Partners' Capital

Commonwealth Income & Growth Fund V
Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2013	50	1,236,608	$1,000	$391,531	$392,531
Net loss	-	-	-	(1,325)	(1,325)
Balance, December 31, 2013	50	1,236,608	$1,000	$390,206	$391,206
Net loss	-	-	-	(31,201)	(31,201)
Forgiveness of payables	-	-	35,000	-	35,000
Transfer of Partners' Capital	-	-	(35,000)	35,000	-
Balance, December 31, 2014	50	1,236,608	$1,000	$394,005	$395,005

see accompanying notes to financial statements

Commonwealth Income &

Growth Fund V

Statements of Cash Flows

	Years ended December 31,
	2014	2013

Cash flows from operating activities
Net loss	$(31,201)	$(1,325)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	1,023,644	1,060,153
Gain on sale of equipment	(17,650)	(25,150)
Bad debt expense (recovery)	244	(18,500)
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to bank by lessee	(667,777)	(566,128)
Earned interest on finance leases	(4,466)	(1,253)
Changes in operating assets and liabilities
Lease income receivable	(6,137)	56,044
Other receivables	16,881	(4,402)
Accounts payable	(431)	(21,216)
Accounts payable, General Partner, net	29,040	(48,348)
Accounts payable, Commonwealth Capital Corp., net	(172,078)	(89,060)
Other accrued expenses	28,978	(10,988)
Unearned lease income	1,286	(21,178)
Net cash provided by operating activities	200,333	308,649

Cash flows from investing activities
Capital expenditures	(86,134)	(336,302)
Purchase of finance leases	(69,843)	(36,918)
Payment from finance leases	18,081	4,610
Net proceeds from the sale of equipment	27,311	41,967
Net cash used in investing activities	(110,585)	(326,643)

Cash flows from financing activities
Payments on payable to Affiliate	-	(105,089)
Net cash used in financing activities	-	(105,089)

Net increase (decrease) in cash and cash equivalents	89,748	(123,083)

Cash and cash equivalents at beginning of year	28,464	151,547

Cash and cash equivalents at end of year	$118,212	$28,464

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

There were no redemptions of partnership interests during the years ended December 31, 2014 and 2013.

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

In an effort to increase cash flow for the Partnership, during the year ended December 31, 2014, CCC forgave approximately $35,000 of payables owed to it by the Partnership.

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. During the years ended December 31, 2014 and 2013, no cash distributions were made to limited partners.

The General Partner continues to suspend distributions, as part of an aggressive work out plan of reinvestment and recovery for lost equity experienced during the litigation process with Mobile Pro/City of Tempe. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2015.  The General Partner and CCC will also determine if related party payables owed to them by the Partnership may continue to be deferred (if deemed necessary) in an effort to increase the Partnership’s cash flow.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of Indebtedness, any necessary operational cash shortfalls of the Partnership through December 31, 2015. The General Partner will continue to reassess the funding of limited partner distributions throughout 2015 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds thus maximizing overall return.  Through December 31, 2014, the Partnership has acquired approximately $400,000 in equipment, of which approximately $314,000 is leveraged.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2014 and 2013 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific computer equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2014 and 2013 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market values.

The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

Through December 31, 2014, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP expenses. Reimbursable expenses, which are charged to the Partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For example, if a partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, including mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis and staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to the Partnership or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

Cash and cash equivalents

At December 31, 2014, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $122,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2014 and 2013, the total cash bank balance was as follows:

Balance at December 31	2014	2013
Total bank balance	$122,000	$30,000
FDIC insured	(122,000)	(30,000)
Uninsured amount	$-	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts, interest rates and equipment acquisitions.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2014 and 2013, the Partnership incurred remarketing fees of approximately $0 and $3,000, respectively. For the years ended December 31, 2014 and 2013, approximately $0 and $19,000 of remarketing fees were paid with cash or netted against receivables due from such parties, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated partnerships, acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2014 was approximately $4,808,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2014 was approximately $12,129,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2014 was approximately $494,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2014 was approximately $1,433,000.

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

The following is a schedule of future minimum rentals on non-cancelable leases at December 31, 2014:

Year Ending December 31,	Amount

2015	$618,000
2016	284,000
2017	60,000
$962,000

Finance Leases

The following lists the components of the net investment in direct financing leases at December 31:

Year Ending December 31	2014	2013
Total minimum lease payments to be received	$90,000	$35,000
Estimated residual value of leased equipment (unguaranteed)	12,000	4,000
Less: unearned income	(12,000)	(5,000)
Net investment in direct finance leases	$90,000	$34,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at December 31, 2014:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	100%
Moderate-High	-%
High	-%
Net finance lease receivable	100%

As of December 31, 2014 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancellable finance leases at December 31, 2014:

Amount
Year ended December 31, 2015	28,000
Year ended December 31, 2016	28,000
Year ended December 31, 2017	24,000
Year ended December 31, 2018	10,000
$90,000

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

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue for the year ended December 31:

	2014	2013
Cummins, Inc.	50%	42%
Alliant Techsystems	22%	22%

Lessees equal to or exceeding 10% of lease income receivable at December 31:

	2014	2013
Alliant Techsystems	28%	20%
Motorola, Inc.	19%	23%
Cummins, Inc.	18%	-
American Reprographics Co.	17%	-
SuperValu, Inc.	-	34%

5.	Related Party Transactions

Receivables/Payables

During the year ended December 31, 2014, CCC forgave $35,000 of payables owed to it by the Partnership.

As of December 31, 2014 the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

During the year ended December 31, 2013, the Partnership recorded a receivable from CCC of approximately $47,000 related to the SEC settlement as disclosed in Note 8. As of December 31, 2014, the receivable was completely satisfied.

	For the year ended December 31, 2014	For the year ended December 31, 2013

Reimbursable expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership, not including costs of the control persons, as defined in Item 10. For the years ended December 31, 2014 and 2013, the General Partner waived certain reimbursable expenses due to it by the Partnership.  For the years ended December 31, 2014 and 2013, no Other LP expense was charged to the Partnership.

	$114,000	$110,000

Equipment acquisition fee

The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the year ended December 31, 2014, approximately $16,000 and $3,000 of acquisition fees related to operating leases and finance leases were waived by the General Partner, respectively. For the year ended December 31, 2013, approximately $23,000 and $2,000 of acquisition fees related to operating leases and finance leases were waived by the General Partner, respectively.

	$-	$-

Debt placement fee

As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. Additionally, during the year ended December 31, 2014, the General Partner earned but waived approximately $3,000 of debt placement fees. During the year ended December 31, 2013, the General Partner earned but waived approximately $2,000 of debt placement fees.

$-	$-

Equipment management fee

The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the years ended December 31, 2014 and 2013.

	$29,000	$29,000

Equipment liquidation fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2014 and 2013, the General Partner earned but waived approximately $1,000 of equipment liquidation fees.

	$-	$-

6. Notes Payable

Notes payable consisted of the following amounts:

	December 31, 2014	December 31, 2013

Installment notes payable to bank; interest at 3.95%, due in quarterly installments of $9,657 and $6,824, including interest, with final payment in July 2014	-	48,000
Installment notes payable to bank; interest at 3.95% , due in quarterly installments ranging from $4,517 to $9,795, including interest, with final payment in December 2014	-	137,000
Installment notes payable to bank; interest at 5.25%, due in monthly installments of $4,813, including interest, with final payment in March 2015	24,000	135,000
Installment notes payable to bank; interest rates ranging from 5.25% to 5.60%, due in monthly installments ranging from $868 to $3,800, including interest, with final payment in April 2015	21,000	98,000
Installment notes payable to bank; interest rates ranging from 3.95% to 4.23%, due in quarterly installment ranging from $2,436 to $6,195, including interest, with final payment in September 2015	45,000	104,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $398, including interest, with final payment in October 2015	2,000	3,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $208 to $1,217, including interest, with final payment in November 2015	6,000	11,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $12,708, including interest, with final payment in July 2016	85,000	146,000

Installment note payable to bank; interest at 5.50%, due in monthly installments of $7,910, including interest, with final payment in August 2016	150,000	235,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of
$6,153, including interest, with final payment in August 2016	41,000	-
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,740, including interest, with final payment in December 2016	21,000	70,000
Installment note payable to bank; interest at 4.23%, due in monthly installments of
$478, including interest, with final payment in February 2017	8,000	-
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $951 to $1,327, including interest, with final payment in March 2017	19,000	-
Installment note payable to bank; interest at 4.85%, due in monthly installments of
$922, including interest, with final payment in March 2017	24,000	-
Installment note payable to bank; interest at 1.60%, due in monthly installments of
$2,286, including interest, with final payment in May 2017	65,000	-
Installment note payable to bank; interest at 4.23%, due in monthly installments of
$664, including interest, with final payment in June 2017	19,000	-
Installment note payable to bank; interest at 4.23%, due in quarterly installments of
$2,711, including interest, with final payment in May 2017	26,000	-
Installment note payable to bank; interest at 4.85%, due in monthly installments of
$584, including interest, with final payment in September 2017	18,000	-
Installment note payable to bank; interest at 4.88%, due in monthly installments of
$1,852, including interest, with final payment in October 2017	59,000	-
	$633,000	$987,000

The notes are secured by specific technology equipment with a carrying value of approximately $1,072,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate payments of notes payable for each of the periods subsequent to December 31, 2014 are as follows:

Year Ending December 31,	Amount

2015	$360,000
2016	223,000
2017	50,000
$633,000

The Partnership is scheduled to terminate on February 4, 2017. If the Partnership terminates on February 4, 2017, CCC will assume the obligation related to the remaining notes payable through their original term.

7. Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Year ended December 31,	2014	2013
Debt assumed in connection with purchase of computer equipment	$314,000	$236,000
Forgiveness of related party payables recorded as a capital contribution	$35,000	$-

During the years ended December 31, 2014 and 2013, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $39,000 and $26,000, respectively.

During the years ended December 31, 2014 and 2013, the Partnership wrote-off fully reserved lease income receivable of approximately $200 and $138,000, respectively.

During the years ended December 31, 2014 and 2013, the Partnership wrote-off fully depreciated equipment of approximately $78,000 and $1,051,000, respectively.

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

FINRA Review

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Ms. Springsteen-Abbott intends to vigorously challenge the Panel’s decision on appeal.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 931. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a

panel decision is on appeal, the sanction is not enforced against the individual.   No adjustments were made to the 2014 financial statements with respect to the Fund’s share of the allegedly misallocated expenses, pending the appeal.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.  For the year ended December 31, 2014, the Partnership recorded a gain of approximately $50,000 for an insurance recovery under the Partnership’s Officers’ and Directors’ insurance policy related to legal fees incurred in connection with the FINRA matter.

9.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax bases of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2014 and 2013 as follows:

	2014	2013
Financial statement basis of net assets	$395,005	$391,206
Tax basis of net assets (unaudited)	(21,355)	(367,718)
Difference (unaudited)	$(416,360)	$(758,924)

The primary differences between the tax bases of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Year ended December 31,	2014	2013

Net loss for financial reporting purposes to taxable loss	$(31,201)	$(1,325)
Adjustments (unaudited)
Gain (loss) on sale of equipment	8,393	(23,097)
Depreciation	307,279	(9,386)
Amortization	23,999	30,291
Unearned lease income	(8,934)	13,982
Penalties	235	1,196
Bad debts	-	(156,724)
Other	11,594	11,415
Taxable income (loss) on the Federal Partnership return (unaudited)	$311,365	$(133,648)

The “Adjustments – Other” includes financial statement adjustments that will be reflected on the tax return in the subsequent year.

Adjustment or loss on sale of equipment is due to longer useful lives for tax reporting purposes.