Form 10-Q
period 2015-03-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2015-05-15
CIK 1253347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015 or

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

YES ☐ NO ☒

FORM 10-Q

March 31, 2015

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$ 101,683	$ 118,212
Lease income receivable	59,515	29,646
Other receivables	8,127	8,128
Prepaid expenses	289	413
	169,614	156,399

Net investment in finance leases	120,643	89,790

Equipment	7,690,382	7,683,366
Accumulated depreciation	(6,287,776)	(6,049,391)
	1,402,606	1,633,975

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $18,000 and $48,000 at March 31, 2015 and December 31, 2014, respectively	-	3,195

Total Assets	$ 1,692,863	$ 1,883,359

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$ 110,480	$ 106,373
Accounts payable, CIGF, Inc., net	473,906	467,165
Accounts payable, Commonwealth Capital Corp., net	255,928	224,348
Other accrued expenses	7,851	3,004
Unearned lease income	29,617	54,170
Notes payable	508,142	633,294
Total Liabilities	1,385,924	1,488,354

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	305,939	394,005
Total Partners' Capital	306,939	395,005

Total Liabilities and Partners' Capital	$ 1,692,863	$ 1,883,359

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue
Lease	$ 263,402	$ 284,439
Interest and other	1,929	2,974
Gain on sale of equipment	700	-
Total revenue	266,031	287,413

Expenses
Operating, excluding depreciation	47,862	71,315
Equipment management fee, General Partner	6,742	7,165
Interest	6,665	10,062
Depreciation	248,420	252,388
Amortization of equipment acquisition costs and deferred expenses	3,195	7,492
Bad debt expense	-	244
Total expenses	312,884	348,666

Net loss	$ (46,853)	$ (61,253)

Net loss allocated to Limited Partners	$ (46,853)	$ (61,253)

Net loss per equivalent Limited Partnership unit	$ (0.04)	$ (0.05)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,236,608	1,236,608

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the three months ended March 31,2015
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2015	50	1,236,608	$ 1,000	$ 394,005	$ 395,005
Net loss	-	-	-	(46,853)	(46,853)
Forgiveness of Payables	-	-	20,000	-	20,000
Transfer of Partners' Capital	-	-	(20,000)	20,000	-
Distributions	-	-	-	(61,213)	(61,213)
Balance, March 31, 2015	50	1,236,608	$ 1,000	$ 305,939	$ 306,939

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Three months ended March 31,
	2015	2014

Net cash provided by operating activities	$ 89,989	$ 13,063

Investing activities:
Capital expenditures	(17,051)	(17,054)
Purchase of finance leases	(36,795)	(8,515)
Payments from finance leases	7,841	2,706
Net proceeds from the sale of equipment	700	-
Net cash used in investing activities	(45,305)	(22,863)

Financing activities:
Distributions to partners	(61,213)	-
Net cash used in financing activities	(61,213)	-

Net decrease in cash and cash equivalents	(16,529)	(9,800)

Cash and cash equivalents at beginning of period	118,212	28,464

Cash and cash equivalents at end of period	$ 101,683	$ 18,664

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

The General Partner elected to make limited partner distributions of approximately $61,000 for the three months ended March 31, 2015.  The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2015.  In an effort to increase cash flow, CCC forgave approximately $20,000 of payables owed to it by the Partnership.  The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2016. The General Partner will continue to reassess the funding of limited partner distributions throughout 2015 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2014 has been prepared from the books and records without audit. Financial information as of December 31, 2014 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2015.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2015 and December 31, 2014 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2015 and December 31, 2014 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners' capital transactions.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2015, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $106,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2015, the total cash bank balance was as follows:

At March 31, 2015	Amount
Total bank balance	$106,000
FDIC insured	(106,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

Recent Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis- Effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2016, and for interim periods within fiscal years beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  A reporting entity may apply the amendments in this Update using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.  Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2015, however there were no discontinued operations in first quarter 2015.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the three months ended March 31, 2015 and 2014, no remarketing fees were incurred or paid.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2015 was approximately $4,808,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2015 was approximately $12,129,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2015 was approximately $419,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2015 was approximately $1,228,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2015:

Amount
Nine Months ended December 31, 2015	$442,000
Year ended December 31, 2016	289,000
Year ended December 31, 2017	65,000
Year ended December 31, 2018	1,000
$797,000

The Partnership is scheduled to terminate on February 4, 2017. If the Partnership terminates on February 4, 2017, CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

The following lists the components of the net investment in direct financing leases at March 31, 2015:

Amount
Total minimum lease payments to be received	$121,000
Estimated residual value of leased equipment (unguaranteed)	17,000
Less: unearned income	(17,000)
Net investment in direct finance leases	$121,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at March 31, 2015:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of March 31, 2015, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancellable finance leases at March 31, 2015:

Amount
Nine months ended December 31, 2015	28,000
Year ended December 31, 2016	38,000
Year ended December 31, 2017	33,000
Year ended December 31, 2018	20,000
Year ended December 31, 2019	2,000
$121,000

The Partnership is scheduled to terminate on February 4, 2017. If the Partnership terminates on February 4, 2017, CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

Receivables/Payables

During the three months ended March 31, 2015, CCC forgave approximately $20,000 of payables owed to it by the Partnership.

As of March 31, 2015, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2015	2014

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2015 and 2014, the General Partner waived certain reimbursable expenses due to it by the Partnership.  For the three months ended March 31, 2015 and 2014, no Other LP expense was charged to the Partnership.

	$47,000	$63,000

Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2015, all prepaid equipment acquisition fees were earned by the General Partner. For the three months ended March 31, 2015 and 2014, approximately $2,000 and $3,000 of acquisition fees were waived by the General Partner, respectively.	$-	$-

Debt Placement Fee

As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. Additionally, during the three months ended March 31, 2015 and 2014, the General Partner earned but waived approximately $0 and $1,000 of debt placement fees, respectively.

	$-	$-

Equipment Management Fee

The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the three months ended March 31, 2015 and 2014.

$7,000	$7,000

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. For the three months ended March 31, 2015 and 2014, there were no equipment liquidation fees earned and/or waived.

	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2015	December 31, 2014
Installment notes payable to bank; interest at 5.25%, due in monthly installments of $4,813, including interest, with final payment in March 2015	$ -	$ 24,000
Installment notes payable to bank; interest rates ranging from 5.25% to 5.60%, due in monthly installments ranging from $868 to $3,800, including interest, with final payment in April 2015	1,000	21,000
Installment notes payable to bank; interest rates ranging from 3.95% to 4.23%, due in quarterly installment ranging from $2,436 to $6,195, including interest, with final payment in September 2015	30,000	45,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $398, including interest, with final payment in October 2015	1,000	2,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $208 to $1,217, including interest, with final payment in November 2015	4,000	6,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $12,708, including interest, with final payment in July 2016	74,000	85,000
Installment note payable to bank; interest at 5.50%, due in monthly installments of $7,910, including interest, with final payment in August 2016	129,000	150,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of
$6,153, including interest, with final payment in August 2016	36,000	41,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,740, including interest, with final payment in December 2016	18,000	21,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of
$478, including interest, with final payment in February 2017	7,000	8,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $951 to $1,327, including interest, with final payment in March 2017	18,000	19,000

Installment note payable to bank; interest at 4.85%, due in monthly installments of
$922, including interest, with final payment in March 2017	21,000	24,000
Installment note payable to bank; interest at 1.60%, due in monthly installments of
$2,286, including interest, with final payment in May 2017	58,000	65,000
Installment note payable to bank; interest at 4.23%, due in monthly installments of
$664, including interest, with final payment in June 2017	17,000	19,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of
$2,711, including interest, with final payment in May 2017	23,000	26,000
Installment note payable to bank; interest at 4.85%, due in monthly installments of
$584, including interest, with final payment in September 2017	17,000	18,000
Installment note payable to bank; interest at 4.88%, due in monthly installments of
$1,852, including interest, with final payment in October 2017	54,000	59,000
	$508,000	$633,000

These notes are secured by specific equipment with a carrying value of approximately $771,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2015 are as follows:

Amount
Nine months ending December 31, 2015	$235,000
Year ended December 31, 2016	223,000
Year ended December 31, 2017	50,000
$508,000

The Partnership is scheduled to terminate on February 4, 2017. If the Partnership terminates on February 4, 2017, CCC will assume the obligation related to the remaining notes payable through their original term.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2015	2014
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$125,000	$172,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2015	2014
Debt assumed in conjunction with purchase of equipment	$-	$62,000
Forgiveness of related party payables recorded as a capital contribution	$20,000	$-

At March 31, 2015 and 2014, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $33,000 and $0, respectively.

At March 31, 2015 and 2014, the Partnership wrote-off fully depreciated equipment of approximately $0 and $78,000, respectively.

7. Commitments and Contingencies

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied, therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Ms. Springsteen-Abbott intends to vigorously challenge the Panel’s decision on appeal.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.   No adjustments were made to the 2015 or 2014 financial statements with respect to the Fund’s share of the allegedly misallocated expenses, pending the appeal.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity from 25 companies representing a cross section of the $903 billion equipment finance sector, showed their overall new business volume for March was $8.9 billion, up 25% from new business volume in March 2014. Volume was up 46% from $6.1 billion in February. Year to date, cumulative new business volume increased 17% compared to 2014. Receivables over 30 days were 1.2%, up from 1.1% the previous month and from 1.0% the same period in 2014. Charge-offs were at an all-time low of 0.2% for the 13th consecutive month. Credit approvals totaled 78.7% in March, up from 78.1% in February. Total headcount for equipment finance companies was up 3.9% year over year.

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

REVENUE RECOGNITION

Through March 31, 2015, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2015 and 2014 were approximately $2,000 and $1,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the three months ended March 31, 2015 was cash provided by operating activities of approximately $90,000 and payments from finance leases of approximately $8,000. This compares to the three months ended March 31, 2014 where our primary source of cash was cash provided by operating activities of approximately $13,000 and payments from finance leases of approximately $3,000.

Our primary uses of cash for the three months ended March 31, 2015 were for the purchase of new equipment of approximately $17,000, the purchase of finance leases of approximately $37,000 and distributions to partners of approximately $61,000. For the three months ended March 31, 2014, our primary uses of cash were for the purchase of new equipment of approximately $17,000 and for the purchase of finance leases of approximately $9,000.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

Cash was provided by operating activities for the three months ended March 31, 2015 of approximately $90,000, which includes a net loss of approximately $47,000 and depreciation and amortization expenses of approximately $252,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $125,000 and gain on sale of equipment of approximately $1,000. For the three months ended March 31, 2014, cash was provided by operating activities of approximately $13,000, which includes a net loss of approximately $61,000 and depreciation and amortization expenses of approximately $260,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $172,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2015, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $106,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2015, the total cash bank balance was as follows:

At March 31, 2015	Amount
Total bank balance	$106,000
FDIC insured	(106,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of March 31, 2015, we had future minimum rentals on non-cancelable operating leases of approximately $442,000 for the balance of the year ending December 31, 2015 and approximately $355,000 thereafter.  As of March 31, 2015, we had future minimum rentals on non-cancelable finance leases of approximately $28,000 for the balance of the year ending December 31, 2015 and approximately $93,000 thereafter.

As of March 31, 2015, our non-recourse debt was approximately $508,000, with interest rates ranging from 1.60% to 5.60%, and will be payable through October 2017.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2016. The General Partner will continue to reassess the funding of limited partner distributions throughout 2015 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions; the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds, thus maximizing overall return.

RESULTS OF OPERATIONS

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Lease Revenue

Our lease revenue decreased to approximately $263,000 for the three months ended March 31, 2015, from approximately $284,000 for the three months ended March 31, 2014. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired.

The Partnership had 82 and 87 active operating leases during the three months ended March 31, 2015 and 2014, respectively. The decrease in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2015, funded primarily through debt.

Sale of Equipment

For the three months ended March 31, 2015, we sold fully depreciated equipment for a net gain of approximately $1,000.  During the three months ended March 31, 2014, the Partnership did not sell any equipment.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $48,000 for the three months ended March 31, 2015, from approximately $71,000 for the three months ended March 31, 2014. This decrease is primarily attributable to a decrease in legal fees associated with the FINRA matter (see Item 1. Legal Proceedings).

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee remained constant at approximately $7,000 for the three months ended March 31, 2015 and 2014, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $252,000 for the three months ended March 31, 2015, from $260,000 for the three months ended March 31, 2014. This decrease is primarily due to an increase in the amount of equipment and acquisition costs that are fully depreciated, partially offset by new equipment acquisitions.

Net Loss

For the three months ended March 31, 2015, we recognized revenue of approximately $266,000 and expenses of approximately $313,000, resulting in a net loss of approximately $47,000. For the three months ended March 31, 2014, we recognized revenue of approximately $287,000 and expenses of approximately $348,000, resulting in a net loss of approximately $61,000.  This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2015, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Ms. Springsteen-Abbott intends to vigorously challenge the Panel’s decision on appeal.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.   No adjustments were made to the 2015 or 2014 financial statements with respect to the Fund’s share of the allegedly misallocated expenses, pending the appeal.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 15, 2015	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2015	By: /s/ Theodore Cavaliere
Date	Theodore Cavaliere
Financial Operations Officer