Form 10-Q
period 2015-06-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2015-08-14
CIK 1253347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015 or

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

YES ☐ NO ☒

FORM 10-Q

JUNE 30, 2015

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$ 32,645	$ 118,212
Lease income receivable	66,219	29,646
Other receivables	11,029	8,128
Prepaid expenses	165	413
	110,058	156,399

Net investment in finance leases	113,221	89,790

Equipment	7,822,863	7,683,366
Accumulated depreciation	(6,526,972)	(6,049,391)
	1,295,891	1,633,975

Equipment acquisition costs and deferred expenses, net of accumulated amortization of approximately $0 and $48,000 at June 30, 2015 and December 31, 2014, respectively	-	3,195

Total Assets	$ 1,519,170	$ 1,883,359

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$ 99,785	$ 106,373
Accounts payable, CIGF, Inc., net	479,861	467,165
Accounts payable, Commonwealth Capital Corp., net	160,625	224,348
Other accrued expenses	10,873	3,004
Unearned lease income	33,440	54,170
Notes payable	534,949	633,294
Total Liabilities	1,319,533	1,488,354

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	198,637	394,005
Total Partners' Capital	199,637	395,005

Total Liabilities and Partners' Capital	$ 1,519,170	$ 1,883,359

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue
Lease	$ 230,446	$ 305,162	$ 493,848	$ 589,601
Interest and other	2,894	1,393	4,823	4,367
Total revenue	233,340	306,555	498,671	593,968

Expenses
Operating, excluding depreciation and amortization	18,714	39,199	66,576	110,514
Equipment management fee, General Partner	5,954	7,716	12,696	14,881
Interest	5,393	10,252	12,058	20,314
Depreciation	247,959	248,401	496,379	500,789
Amortization of equipment acquisition costs and deferred expenses	-	7,271	3,195	14,763
Bad debt expense	-	-	-	244
Loss on sale of equipment	1,409	373	709	373
Total expenses	279,429	313,212	591,613	661,878

Net loss	$ (46,089)	$ (6,657)	$ (92,942)	$ (67,910)

Net loss allocated to Limited Partners	$ (46,089)	$ (6,657)	$ (92,942)	$ (67,910)

Net loss per equivalent Limited Partnership unit	$ (0.04)	$ (0.01)	$ (0.08)	$ (0.05)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,236,608	1,236,608	1,236,608	1,236,608

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the six months ended June 30, 2015
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2015	50	1,236,608	$ 1,000	$ 394,005	$ 395,005
Net loss	-	-	-	(92,942)	(92,942)
Forgiveness of Payables	-	-	20,000	-	20,000
Transfer of Partners' Capital	-	-	(20,000)	20,000	-
Distributions	-	-	-	(122,426)	(122,426)
Balance,June30,2015	50	1,236,608	$ 1,000	$ 198,637	$ 199,637

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Six months ended June 30,
	2015	2014

Net cash provided by operating activities	$ 97,542	$ 56,026

Investing activities:
Capital expenditures	(42,375)	(39,635)
Purchase of finance leases	(36,795)	(45,059)
Payments from finance leases	17,507	6,894
Net proceeds from the sale of equipment	980	597
Net cash used in investing activities	(60,683)	(77,203)

Financing activities:
Distributions to partners	(122,426)	-
Net cash used in financing activities	(122,426)	-

Net decrease in cash and cash equivalents	(85,567)	(21,177)

Cash and cash equivalents at beginning of period	118,212	28,464

Cash and cash equivalents at end of period	$ 32,645	$ 7,287

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

The General Partner elected to make limited partner distributions of approximately $122,000 for the six months ended June 30, 2015.  The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2015.  In an effort to increase cash flow, CCC forgave approximately $20,000 of payables owed to it by the Partnership.  The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through June 30, 2016. The General Partner will continue to reassess the funding of limited partner distributions throughout 2015 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2014 has been prepared from the books and records without audit. Financial information as of December 31, 2014 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. For further information regarding the Partnership’s accounting policies, refer to the financial statements and related notes included in the Partnership’s annual report on Form 10-K for the year ended December 31, 2014. Operating results for the six months ended June 30, 2015 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2015.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2015 and December 31, 2014 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2015 and December 31, 2014 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners' capital transactions.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2015, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $35,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2015, the total cash bank balance was as follows:

At June 30, 2015	Amount
Total bank balance	$35,000
FDIC insured	(35,000)
Uninsured amount	$-

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

Recent Accounting Pronouncements

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements- Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2015, however there were no discontinued operations during the six months ended, June 30, 2015.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the six months ended June 30, 2015 and 2014, no remarketing fees were incurred or paid.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2015 was approximately $4,808,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2015 was approximately $12,129,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2015 was approximately $355,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2015 was approximately $1,044,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2015:

Amount
Six Months ended December 31, 2015	$279,000
Year ended December 31, 2016	329,000
Year ended December 31, 2017	106,000
Year ended December 31, 2018	14,000
$728,000

The Partnership is scheduled to terminate on February 4, 2017. If the Partnership terminates on February 4, 2017, CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

The following lists the components of the net investment in direct financing leases at June 30, 2015:

June 30, 2015
Total minimum lease payments to be received	$111,000
Estimated residual value of leased equipment (unguaranteed)	17,000
Less: unearned income	(15,000)
Net investment in direct finance leases	$113,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk includes both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category. The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at June 30, 2015:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of June 30, 2015, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancellable finance leases at June 30, 2015:

Amount
Six months ended December 31, 2015	$19,000
Year ended December 31, 2016	38,000
Year ended December 31, 2017	33,000
Year ended December 31, 2018	19,000
Year ended December 31, 2019	2,000
$111,000

The Partnership is scheduled to terminate on February 4, 2017. If the Partnership terminates on February 4, 2017, CCC will assume the rights to the remaining active leases and their related remaining revenue stream through their termination.

4. Related Party Transactions

Receivables/Payables

During the six months ended June 30, 2015, CCC forgave approximately $20,000 of payables owed to it by the Partnership.

As of June 30, 2015, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Six months ended June 30,	2015	2014

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the six months ended June 30, 2015 and 2014, the General Partner waived certain reimbursable expenses due to it by the Partnership.  For the six months ended June 30, 2015 and 2014, no “Other LP” expense was charged to the Partnership.  For the six months ended June 30, 2015, the Fund was allocated approximately $11,000 from CCC and recorded it as a reduction in operating expenses (see Note 7).

	$70,000	$107,000
Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At June 30, 2015, all prepaid equipment acquisition fees were earned by the General Partner. For the six months ended June 30, 2015 and 2014, approximately $8,000 and $9,000 of acquisition fees were waived by the General Partner, respectively.	$-	$-

Debt Placement Fee

As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. Additionally, during the six months ended June 30, 2015 and 2014, the General Partner earned but waived approximately $1,000 and $2,000 of debt placement fees, respectively.

	$-	$-
Equipment Management Fee

The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the six months ended June 30, 2015 and 2014.

	$13,000	$15,000
Equipment liquidation fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the six months ended June 30, 2015 and 2014, the General Partner waived approximately $29 and $100 of equipment liquidation fees.

	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30, 2015	December 31, 2014
Installment notes payable to bank; interest at 5.25%, due in monthly installments of $4,813, including interest, with final payment in March 2015	$-	$24,000
Installment notes payable to bank; interest rates ranging from 5.25% to 5.60%, due in monthly installments ranging from $868 to $3,800, including interest, with final payment in April 2015	-	21,000
Installment notes payable to bank; interest rates ranging from 3.95% to 4.23%, due in quarterly installment ranging from $2,436 to $6,195, including interest, with final payment in September 2015	15,000	45,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $398, including interest, with final payment in October 2015	1,000	2,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $208 to $1,217, including interest, with final payment in November 2015	3,000	6,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $12,780, including interest, with final payment in July 2016	62,000	85,000
Installment note payable to bank; interest at 5.50%, due in monthly installments of $7,910, including interest, with final payment in August 2016	107,000	150,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of
$6,153, including interest, with final payment in August 2016	30,000	41,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,740, including interest, with final payment in December 2016	15,000	21,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of
$478, including interest, with final payment in February 2017	6,000	8,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $951 to $1,327, including interest, with final payment in March 2017	16,000	19,000
Installment note payable to bank; interest at 4.85%, due in monthly installments of
$922, including interest, with final payment in March 2017	19,000	24,000
Installment note payable to bank; interest at 1.60%, due in monthly installments of
$2,286, including interest, with final payment in May 2017	51,000	65,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of
$1,991, including interest, with final payment in June 2017	15,000	19,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of
$2,711, including interest, with final payment in July 2017	21,000	26,000
Installment note payable to bank; interest at 4.85%, due in quarterly installments of
$1,751, including interest, with final payment in September 2017	15,000	18,000
Installment note payable to bank; interest at 4.88%, due in monthly installments of
$1,852, including interest, with final payment in October 2017	49,000	59,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of
$9,663, including interest, with final payment in February 2018	110,000	-
	$535,000	$633,000

These notes are secured by specific equipment with a carrying value of approximately $809,000 as of June 30, 2015 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2015 are as follows:

Amount
Six months ending December 31, 2015	$179,000
Year ended December 31, 2016	259,000
Year ended December 31, 2017	87,000
Year ended December 31, 2018	10,000
$535,000

The Partnership is scheduled to terminate on February 4, 2017. If the Partnership terminates on February 4, 2017, CCC will assume the obligation related to the remaining notes payable through their original term.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2015	2014
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$208,000	$340,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2015	2014
Accrued expenses incurred in connection with the purchase of technology equipment	$8,000	$32,000
Debt assumed in conjunction with purchase of equipment	$110,000	$153,000
Forgiveness of related party payables recorded as a capital contribution	$20,000	$-

At June 30, 2015 and 2014, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $51,000 and $4,000, respectively.

At June 30, 2015 and 2014, the Partnership wrote-off fully depreciated equipment of approximately $6,000 and $78,000, respectively.

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

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.  Ms. Springsteen-Abbott has appealed the Panel’s decision and intends to vigorously challenge it.  Upon the findings of the panel, the General Partner has determined that during the 3 months ended June 30, 2015, it will allocate approximately $87,000 of $208,000 in allegedly misallocated expenses back to the affected funds in a good faith payment for the benefit of those funds.  The Partnership’s share of the approximate $87,000 allocation is approximately $11,000.  An adjustment of approximately $11,000 was made to the Partnership’s June 30, 2015 financial statements resulting in an increase to accounts receivable, Commonwealth Capital Corp. and a reduction of an equal amount to operating expenses.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity from 25 companies representing a cross section of the $903 billion equipment finance sector, showed their overall new business volume for June was $9.5 billion, up 4% from new business volume in June 2014. Volume was up 34% from $7.1 billion in May. Year to date, cumulative new business volume increased 9% compared to 2014. Receivables over 30 days were 1.1%, unchanged from the previous month and up from 0.9% the same period in 2014. Charge-offs remained at an all-time low of 0.2% for the 16th consecutive month. Credit approvals totaled 79.4% in June, up slightly from 79.2% in May. Total headcount for equipment finance companies was up 5.2% year over year. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index for July is 62.6, remaining essentially the same as the June index of 63.0.

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

REVENUE RECOGNITION

As of June 30, 2015, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2015 and 2014 were approximately $3,000 and $9,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the six months ended June 30, 2015 were provided by operating activities of approximately $98,000, payments from finance leases of approximately $18,000 and proceeds from the sale of equipment of approximately $1,000. This compares to the six months ended June 30, 2014 where our primary sources of cash were provided by operating activities of approximately $56,000, payments from finance leases of approximately $7,000 and proceeds from the sale of equipment of approximately $1,000.

Our primary uses of cash for the six months ended June 30, 2015 were for the purchase of new equipment of approximately $42,000, the purchase of finance leases of approximately $37,000 and distributions to partners of approximately $122,000. Our primary uses of cash for the six months ended June 30, 2014 were for the purchase of new equipment of approximately $40,000 and the purchase of finance leases of approximately $45,000.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

Cash was provided by operating activities for the six months ended June 30, 2015 of approximately $98,000, which includes a net loss of approximately $93,000 and depreciation and amortization expenses of approximately $500,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $208,000. Cash was provided by operating activities for the six months ended June 30, 2014 of approximately $56,000, which includes a net loss of approximately $67,000 and depreciation and amortization expenses of approximately $516,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $340,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2015, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $35,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2015, the total cash bank balance was as follows:

At June 30, 2015	Amount
Total bank balance	$35,000
FDIC insured	(35,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2015 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distributions to limited partners.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2015, we had future minimum rentals on non-cancelable operating leases of approximately $279,000 for the balance of the year ending December 31, 2015 and approximately $449,000 thereafter.  As of June 30, 2015, we had future minimum rentals on non-cancelable finance leases of approximately $19,000 for the balance of the year ending December 31, 2015 and approximately $92,000 thereafter.

As of June 30, 2015, our non-recourse debt was approximately $535,000, with interest rates ranging from 1.6% to 5.5%, and will be payable through February 2018.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through June 30, 2016. The General Partner will continue to reassess the funding of limited partner distributions throughout 2015 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions; the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds, thus maximizing overall return.

RESULTS OF OPERATIONS

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Lease Revenue

Our lease revenue decreased to approximately $230,000 for the three months ended June 30, 2015, from approximately $305,000 for the three months ended June 30, 2014. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired.

The Partnership had 90 and 96 operating leases during the three months ended June 30, 2015 and 2014, respectively. The decline in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2015, funded primarily through debt financing.

Sale of Equipment

For the three months ended June 30, 2015, the Partnership sold equipment with a net book value of approximately $2,000 for net loss of approximately $1,000.  For the three months ended June 30, 2014, the Partnership sold equipment with a net book value of approximately $1,000 for a net loss of approximately $500.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $19,000 for the three months ended June 30, 2015, from approximately $39,000 for the three months ended June 30, 2014.  This decline is primarily attributable to a decrease in legal fees of approximately $16,000 associated with the FINRA matter (see Item 1. Legal Proceedings) and an allocation from CCC of approximately $11,000 recorded as a reduction in operating expenses (See Note 7).

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $6,000 for the three months ended June 30, 2015 from approximately $8,000 for the three months ended June 30, 2014. This decline is consistent with the decrease in overall lease revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $248,000 for the three months ended June 30, 2015, from $256,000 for the three months ended June 30, 2014. This decline is primarily due to an increase in the amount of equipment and acquisition costs that are fully depreciated, partially offset by new equipment acquisitions.

Net Loss

For the three months ended June 30, 2015, we recognized revenue of approximately $233,000 and expenses of approximately $279,000, resulting in a net loss of approximately $46,000. For the three months ended June 30, 2014, we recognized revenue of approximately $307,000 and expenses of approximately $313,000, resulting in a net loss of approximately $6,000. This change in net income is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Lease Revenue

Our lease revenue decreased to approximately $494,000 for the six months ended June 30, 2015, from approximately $590,000 for the six months ended June 30, 2014. This decrease was primarily due to fewer acquisitions of new leases during the six months ended June 30, 2015 compared to the termination of leases.

The Partnership had 87 and 98 operating leases during the six months ended June 30, 2015 and 2014, respectively. The decline in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2015, funded primarily through debt.

Sale of Equipment

The Partnership sold equipment with net book value of approximately $2,000 for the six months ended June 30, 2015 for a net loss of approximately $1,000. This compared to equipment sold for the six months ended June 30, 2014 with net book value of approximately $1,000, for a net loss of approximately $500.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $67,000 for the six months ended June 30, 2015, from approximately $111,000 for the six months ended June 30, 2014.  This decline is primarily attributable to a decrease in legal fees of approximately $43,000 associated with the FINRA matter (see Item 1. Legal Proceedings) and an allocation from CCC of approximately $11,000 recorded as a reduction in operating expenses (See Note 7).

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $13,000 for the six months ended June 30, 2015 from approximately $15,000 for the six months ended June 30, 2014. This decline is consistent with the decrease in overall lease revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $500,000 for the six months ended June 30, 2015, from $516,000 for the six months ended June 30, 2014. This decline is primarily due to equipment and acquisition costs that are fully depreciated, partially offset by new equipment acquisitions.

Net Loss

For the six months ended June 30, 2015, we recognized revenue of approximately $499,000 and expenses of approximately $592,000, resulting in a net loss of approximately $93,000. For the six months ended June 30, 2014, we recognized revenue of approximately $594,000 and expenses of approximately $662,000, resulting in a net loss of approximately $68,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2015, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2015 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311. Under NASD Rule 1015, an applicant may file a written request for review of the membership decision with the NAC within 25 days after service of the decision. While a panel decision is on appeal, the sanction is not enforced against the individual.  Ms. Springsteen-Abbott has appealed the Panel’s decision and intends to vigorously challenge it.  Upon the findings of the panel, the General Partner has determined that during the 3 months ended June 30, 2015, it will allocate approximately $87,000 of $208,000 in allegedly misallocated expenses back to the affected funds in a good faith payment for the benefit of those funds.  The Partnership’s share of the approximate $87,000 allocation is approximately $11,000.  An adjustment of approximately $11,000 was made to the Partnership’s June 30, 2015 financial statements resulting in an increase to accounts receivable, Commonwealth Capital Corp. and a reduction of an equal amount to operating expenses.  Management believes that resolution of the charge will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
August 14, 2015	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2015	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer