Form 10-K
period 2015-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2016-03-30
CIK 1253347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015 or

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

FORM 10-K

DECEMBER 31, 2015

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors and Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accountant Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules
Index to Exhibits

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of Commonwealth Capital Corp. (“CCC”). Approximately ten years after the commencement of operations (the “operational phase”), the Partnership originally intended to sell or otherwise dispose of all of its equipment; make final distributions to partners, and to dissolve.  The Partnership was originally scheduled to end its operational phase on February 4, 2017.  During the year ended December 31, 2015, the operational phase was officially extended to December 31, 2020 through an investor proxy vote.  The Partnership is expected to terminate on December 31, 2022.

During the years ended December 31, 2015 and 2014, there were no redemptions granted to limited partners.

The General Partner elected to make limited partner distributions of approximately $183,000 for the nine months ended September 30, 2015.   For the fourth quarter of 2015, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. In addition, CCC forgave approximately $20,000 and $35,000 of payables owed to it by the Partnership for the years ended December 31, 2015 and 2014, respectively.  The General Partner will continue to reassess the funding of limited partner distributions throughout 2016 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

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

As of December 31, 2015, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2015, the Partnership has not entered into any such agreements.

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

Other Equipment Restrictions. The Partnership generally acquires information technology, telecommunications, medical technology and inventory management equipment. The General Partner is also authorized to cause the Partnership to invest in other types of business-essential capital equipment. The Partnership may not invest in any of such other types of equipment (i) to the extent that the purchase price of such equipment, together with the aggregate purchase price of all such other types of equipment then owned by the Partnership, is in excess of 25% of the total cost of all of the assets of the Partnership at the time of the Partnership’s commitment to invest therein and (ii) unless the General Partner determines that such purchase is in the best economic interest of the Partnership at the time of the purchase. There can be no assurance that any equipment investments can be found which meet this standard. Accordingly, there can be no assurance that investments of this type will be made by the Partnership.

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. Through December 31, 2015, the Partnership has acquired a diversified equipment portfolio, which it has leased to 4 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2015 are as follows:

Equipment Type	Approximate %
Audio Visual	1%
Desktops - Tier 1/Laptops	22%
Digital Storage	9%
High End Sun Servers	15%
High Volume & Spec Printers	2%
Inventory Control Systems	6%
Multifunction Centers	4%
Servers/Other	33%
Workstations	8%
Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2015, all leases that have been entered into are “triple net leases”.

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2015, the Partnership has not entered into any such agreements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2015 and 2014, there were no remarketing fees incurred and/or paid with cash or netted against receivables due from such parties.

Investment Criteria

When evaluating potential lease transactions in which we will invest, the general partner and the Sponsor’s management team performs a detailed credit and risk analysis of both the lessee and the lease transaction itself. The risk of doing business with the potential lessee and the economics of each particular transaction must both be acceptable to our portfolio management team and to the CEO of the General Partner, who specifically approves each and every lease transaction. Some of the criteria we evaluate are described below:

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts, by the Partnership at the time the debt is incurred, with monies received that are not considered “original proceeds” of the Partnership’s public offering. The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2015, the Partnership’s aggregate nonrecourse outstanding debt of approximately $502,000 was approximately 6.9% of the aggregate cost of the equipment owned, with a carrying value of approximately $910,000 and is nonrecourse liabilities of the Partnership.

The Partnership may purchase some items of equipment without leverage. If the Partnership purchases an item of equipment without leverage and thereafter suitable financing becomes available, it may then obtain the financing, secure the financing with the purchased equipment and invest any proceeds from such financing in additional items of equipment. Any such financing will be on terms consistent with the terms applicable to borrowings in general.

The General Partner may cause the Partnership to borrow funds, to the fullest extent practical, at interest rates fixed at the time of borrowing. However, the Partnership may borrow funds at rates that vary with the “prime” or “base” rate. If lease revenues were fixed, a rise in the “prime” or “base” rate would increase borrowing costs and reduce the amount of the Partnership’s income and cash available for distribution. Therefore, the General Partner is permitted to borrow funds to purchase equipment at fluctuating rates only if the lease for such equipment provides for fluctuating rental payments calculated on a similar basis.

Any additional debt incurred by the Partnership must be nonrecourse. Nonrecourse debt means that the lender providing the funds can look for security only to the equipment pledged as security and the proceeds derived from leasing or selling such equipment. Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt.  During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000.  The Partnership’s portion of the notes are secured by specific equipment with a carrying value of approximately $101,000 at December 31, 2015 and are nonrecourse liabilities of the Partnership.

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2015, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2015, the Partnership has not entered into any debt refinancing transactions.

Refinancing, if achievable, may permit the Partnership to retain an item of equipment and at the same time to generate additional funds for reinvestment in additional equipment or for distribution to the Limited Partners.

LIQUIDATION POLICIES

The General Partner originally intended the Partnership to begin the liquidation phase approximately 10 years after commencement of operations. During the year ended December 31, 2015, the operational phase was officially extended to December 31, 2020 through an investor proxy vote.  The liquidation phase is expected to begin at some point after December 31, 2020 when the General Partner formally approves a plan for liquidation.  The Partnership is expected to terminate on December 31, 2022.  Notwithstanding the Partnership’s objective to sell all of its assets and dissolve by December 31, 2022, the General Partner may cause the Partnership to dispose of all its equipment and dissolve the Partnership sooner, if warranted by economic conditions.

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

INVESTMENTS

The Partnership, through CCC, participates in the purchase of equipment subject to associated debt obligations and lease agreements. The purchase price, list price and monthly rentals presented below represent the Partnership’s share of the total amounts, based on CCC’s allocation of the equipment to the Partnership, and in some instances, other affiliated partnerships.

Through March 8, 2016, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
American Reprographics Company, L.L.C.	High Vol & Spec Printers	36	$13,555
American Reprographics Company, L.L.C.	High Vol & Spec Printers	48	$13,220
American Reprographics Company, L.L.C.	High Vol & Spec Printers	48	$12,775
American Reprographics Company, L.L.C.	Konica Multifunction Centers	48	$18,797
American Reprographics Company, L.L.C.	Konica Multifunction Centers	48	$10,799
Cummins Inc.	High Vol & Spec Printers	36	$3,496
Cummins Inc.	Small IBM Servers	36	$135,150
Cummins Inc.	Small IBM Servers	36	$39,124
Cummins Inc.	Small IBM Servers	36	$6,402
Cummins Inc.	Small IBM Servers	36	$6,402
Cummins Inc.	Small IBM Servers	36	$6,402
Cummins Inc.	Small IBM Servers	36	$6,402
Cummins Inc.	Small IBM Servers	36	$4,142
Cummins Inc.	Small IBM Servers	36	$3,892

Cummins Inc.	Small IBM Servers	36	$3,892
Cummins Inc.	Small IBM Servers	36	$3,888
Cummins Inc.	Small IBM Servers	36	$3,888
Cummins Inc.	Small IBM Servers	36	$3,888
Cummins Inc.	Small IBM Servers	36	$2,910
UGI Utilities	Tape Libraries	36	$38,000
Vista Outdoor Inc.	Konica Multifunction Centers	36	$5,600

RESERVES

Because the Partnership’s leases are on a “triple-net” basis, no permanent reserve for maintenance and repairs has been established from the offering proceeds. However, the General Partner, in its sole discretion, may retain a portion of the cash flow and net disposition proceeds available to the Partnership for maintenance, repairs and working capital. There are no limitations on the amount of cash flow and net disposition proceeds that may be retained as reserves. Since no reserve will be established, if available cash flow of the Partnership is insufficient to cover the Partnership’s operating expenses and liabilities, it may be necessary for the Partnership to obtain additional funds by refinancing its equipment or borrowing additional funds.

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

EMPLOYEES

The Partnership had no employees during 2015 and received administrative and other services from a related party, CCC, which had 45 employees as of December 31, 2015.

ITEM 1A: RISK FACTORS

NOT APPLICABLE

ITEM 1B: UNRESOLVED STAFF COMMENTS

NONE

ITEM 2: PROPERTIES

NONE

ITEM 3: LEGAL PROCEEDINGS

Investor Complaint

On November 10, 2015, certain investors (the “Claimants”) from CIGF5 and Commonwealth Income & Growth Private Fund III filed an investor complaint with FINRA naming CCSC and Ms. Springsteen-Abbott (the “Respondents”).  The Claimants purchased limited partnership units in CIGF5 and CIGPF3 between April 2005 and February 2007 at the advice and recommendation of their personal financial advisors.  The Claimants allege that the Respondents did not properly perform their duties as fund manager.  The Funds are not members of FINRA and/or subject to its jurisdiction and therefore the Respondents have in turn filed a complaint against the Claimants in the United States District Court for the District of Maryland to enjoin the Claimants from proceeding with the arbitration and requiring its dismissal.  Management believes that the claims submitted by the Claimants are arbitrary and unfounded, and do not relate to any conduct of CCSC (the FINRA Member Firm) or its associated person (Ms. Springsteen-Abbott).  Management believes that resolution of the lawsuit will not result in any adverse financial impact on the Fund, but no assurance can be provided until the proceeding is resolved.

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied; therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.  During 2015, Commonwealth received an Allied bankruptcy settlement of approximately $448,000.  The Partnership’s portion was approximately $90,000, which is included as a bad debt recovery in the statement of financial operations.  The bankruptcy proceedings have been finalized and no further recovery is expected.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds. The Partnership’s share of the approximate $87,000 allocation is approximately $11,000.  An adjustment of approximately $11,000 was made to the Partnership’s June 30, 2015 financial statements resulting in an increase to accounts receivable, Commonwealth

Capital Corp. and a reduction of an equal amount to operating expenses.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  In December of 2015, Ms. Springsteen-Abbott vigorously challenged the Panel’s decision at an appeal hearing that was conducted before a NAC panel. A decision has not been rendered on this matter.  While a panel decision is on appeal, the sanction is not enforced against the individual.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2015, there were 905 unit holders. The units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request.  Since the Partnership began to accept redemptions, through December 31, 2015, the General Partner had granted redemption requests to redeem 13,357 units.  During the years ended December 31, 2015 and 2014, no such redemptions occurred.

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

Quarterly distributions in the following amounts were paid to the Limited Partners during 2015 and 2014:

Quarter Ended	2015	2014
March 31	$61,000	$-
June 30	61,000	-
September 30	61,000	-
December 31	-	-
	$183,000	$-

For the fourth quarter of 2015, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2016.

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

INDUSTRY OVERVIEW

We invest in various types of domestic information technology equipment leases located solely within the United States. Our investment objective is to acquire primarily high technology equipment. We believe that dealing in high technology equipment is particularly advantageous due to a robust aftermarket. Information technology has developed rapidly in recent years and is expected to continue to do so. Technological advances have permitted reductions in the cost of computer processing capacity, speed, and utility. In the future, the rate and nature of equipment development may cause equipment to become obsolete more rapidly. In an effort to mitigate this risk our portfolio manager attempts to diversify our fund through the acquisition of different types of equipment, staggered lease maturities, various lessees, and businesses located throughout the U.S., and industries served.

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

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for December was $12.5 billion, down 5% from new business volume in December 2014. Volume was up 105% from $6.1 billion in November. Cumulative new business volume for 2015 was relatively flat with 2014, rising 0.4%.  Receivables over 30 days were 1.1%, unchanged from the previous month and up from 0.96% in the same period in 2014. Charge-offs was 0.41%, up from 0.30% the previous month.  Credit approvals totaled 80.2% in December, up from 79.0% in November. Total headcount for equipment finance companies was up 3.5% year over year.  Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for January is 54.0, easing from last month's index of 60.2.

ELFA President and CEO Ralph Petta, said, "With another strong year end, MLFI-25 participants managed to eke out positive growth for the year. However, credit losses inched up during the month, showing some softness in portfolio quality. Now that the Fed has taken a first step toward higher long-term rates and with rock-bottom low oil prices giving way to sluggish fourth quarter growth in the U.S. economy, it will be interesting to see how the equipment finance sector responds in early 2016 and throughout the winter months.  "Jud Snyder, President, BMO Harris Equipment Finance Company, said, "This month's MLFI-25 corroborates feedback we are hearing from some of our clients. December saw a shift in confidence and reflects a pause in continued capital investment in certain sectors of the economy. Turbulent world markets and declining commodity prices, especially in energy, have combined to make companies carefully consider investment in large scale expansion projects. This is partially offset by the equipment finance industry's willingness to lend (reflected by the 80.2% credit approval factors) and the market's continued low interest rate environment. These two factors combine to make companies that are expanding more likely to consider debt or lease financing, as opposed to using cash for their capital acquisitions."

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

Revenue Recognition

For the year ended December 31, 2015, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

Finance lease interest income is recorded over the term of the lease using the effective interest method. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment.

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

The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals or comparable sales of similar assets, as applicable, based on asset type.  There were no impairment charges recorded in 2015 or 2014.

Residual values are determined by management and are calculated using information from both internal and external sources, as well as other economic indicators.

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP (“other LP”) expenses. For the year ended December 31, 2015, the General Partner waived certain reimbursable expenses and other LP charged to the Partnership by CCC in connection with the administration and operation of the Partnership.  CCC is not reimbursed for salary and benefit costs of control persons.  Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, leasing volume and stage of the program. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2015 were generated by operating activities of approximately $73,000, proceeds from debt financing agreements of approximately $101,000, proceeds from the sale of equipment of approximately $41,000 and payments from finance leases of approximately $36,000. Our primary sources of cash for the year ended December 31, 2014 were generated by operating activities of approximately $200,000 proceeds from the sale of equipment of approximately $27,000 and payments from finance leases of approximately $18,000.

Our primary uses of cash for the year ended December 31, 2015 were limited partner distributions of approximately $183,000, capital expenditures for new equipment of approximately $98,000 and the purchase of finance leases of approximately $37,000. Our primary uses of cash for the year ended December 31, 2014 were for capital expenditures for new equipment of approximately $86,000, and the purchase of finance leases of approximately $70,000.

For the year ended December 31, 2015, cash was provided by operating activities of approximately $73,000, which includes a net loss of approximately $128,000, bad debt recovery of $90,000 and depreciation and amortization expenses of approximately $948,000.  Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $396,000.  For the year ended December 31, 2014, cash was provided by operating activities of approximately $200,000, which includes a net loss of approximately $31,000 and depreciation and amortization expenses of approximately $1,024,000. Other non-cash activities included in the determination of net loss include direct payments of lease and income by lessees to banks of approximately $668,000 and a gain on the sale of equipment in the amount of approximately $18,000.

As we add to the size of our equipment portfolio, operating expenses are expected to increase, which reflects the administrative costs of servicing the portfolio, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.  Depreciation expenses will likely increase more rapidly than operating expenses as we add equipment to our portfolio.

At December 31, 2015, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $54,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2015, the total cash bank balance was as follows:

Balance at December 31	2015
Total bank balance	$54,000
FDIC insured	(54,000)
Uninsured amount	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2016 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

The amount in money market accounts, and therefore the interest income therefrom, will fluctuate throughout 2016 due to many factors, including the pace of equipment acquisitions, distributions and changes in interest rates. Overall, the continued use of offering proceeds to purchase equipment should cause cash balances to decrease during the next 12 months, as compared to 2015.

As of December 31, 2015, we had future minimum rentals on non-cancellable operating leases of approximately $383,000 for the year ending December 31, 2016 and approximately $167,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered.

As of December 31, 2015, we had future minimum rentals on non-cancellable finance leases of approximately $38,000 for the year ending December 31, 2016 and approximately $54,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered.

The balance of our non-recourse debt at December 31, 2015 was approximately $502,000 with interest rates ranging from 1.6% to 6% which will be payable through February 2019. We assumed debt in connection with the purchase of computer equipment of approximately $163,000 during 2015. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term. Management does not expect significant interest rate increases to take place during 2016, and therefore expects our cost of nonrecourse borrowing to remain steady over the next 12 months.  During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000.  The Partnership’s portion of the notes are secured by specific equipment with a carrying value of approximately $101,000 at December 31, 2015 and are nonrecourse liabilities of the Partnership.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2015 was approximately $4,611,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2015 was approximately $11,855,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2015 was approximately $231,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2015 was approximately $681,000.

The Partnership was originally scheduled to end its operational phase on February 4, 2017.  During the year ended December 31, 2015, the operational phase was officially extended to December 31, 2020 through an investor proxy vote.  The Partnership is expected to terminate on December 31, 2022.  As such, the Partnership will continue to report its financial statements on a going concern basis until a formal plan of liquidation is approved by the General Partner.

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend higher in fiscal 2016, as the Partnership builds its portfolio.

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

For the fourth quarter of 2015, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions.  In addition, CCC forgave approximately $20,000 and $35,000 of payables owed to it by the Partnership for the years ended December 31, 2015 and 2014, respectively.  The General Partner will continue to reassess the funding of limited partner distributions throughout 2016 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2017. The General Partner will continue to reassess the funding of limited partner distributions throughout 2016 and will continue to waive certain fees. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds thus maximizing overall return.  For the year ended December 31, 2015, the Partnership acquired approximately $261,000 in equipment, of which approximately $163,000 was leveraged.

RESULTS FROM OPERATIONS

For the year ended December 31, 2015, we recognized revenue of approximately $898,000, expenses of approximately $1,026,000, resulting in net loss of approximately $128,000.  This increase in net loss is primarily due to an overall reduction in lease revenue of approximately $259,000, partially offset by a 2015 bad debt recovery from Allied Healthcare Services (see note 8) of approximately $90,000.  For the year ended December 31, 2014, we recognized revenue of approximately $1,173,000 and expenses of approximately $1,254,000, and a gain from insurance recovery of approximately $50,000, resulting in net loss of approximately $31,000.

The Partnership had 95 active operating leases that generated lease revenue of approximately $888,000 during 2015 as compared to 103 active operating leases that generated lease revenue of approximately $1,147,000 during 2014. The decline in revenue was primarily due to fewer acquisitions of new leases during the year as compared to the termination of existing leases. The decline in number of active leases is consistent with the overall decrease in lease revenue.  Management expects to add new leases to our portfolio during 2016, funded primarily through debt financing.  As the operational phase of the Partnership has been extended to December 31, 2020, management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

The Partnership’s equipment portfolio consists of approximately 63% server/other, desk and lap tops 22%, digital storage 9% and multifunction center and printers 6% produced by various manufacturers. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. For the year ended December 31, 2015, the Partnership had a total of three lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 52%; 20% and; 11%.  For the year ended December 31, 2014, the Partnership had a total of two lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 50% and 22%.

For the year ended December 31, 2015, operating expenses, excluding depreciation and amortization, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $112,000 during 2015 from approximately $165,000 in 2014.  This decline is primarily attributable to a decrease in legal fees of approximately $59,000 associated with the FINRA matter (see Item 1. Legal Proceedings) and an allocation from CCC of approximately $11,000 recorded as a reduction in operating expenses (see note 8 – FINRA), partially offset by increases in partnership tax, outside office services and miscellaneous office expenses of approximately $17,000.

We pay an equipment management fee to our General Partner for managing our equipment portfolio. In July of 2010, the equipment management fee was reduced to 2.5% from 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $23,000 for the year ended December 31, 2015 from approximately $29,000 for the year ended December 31, 2014.  This decline is consistent with the decrease in overall lease revenue.

For the year ended December 31, 2015, interest expense decreased to approximately $22,000 from approximately $37,000 for the year ended December 31, 2014. This decrease is as a result of a reduction in debt obligations held by the Partnership during 2015.

Depreciation and amortization expenses consist of depreciation of various types of leased equipment and amortization of equipment acquisition fees. For the years ended December 31, 2015 and 2014, these expenses were approximately $948,000 and $1,024,000, respectively. This decline is primarily due to equipment and acquisition costs that are fully depreciated or amortized, partially offset by new equipment acquisitions during 2015.

Net loss increased to approximately $128,000 for the year ended December 31, 2015 from approximately $31,000 for the year ended December 31, 2014. The changes in net loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2015 and 2014, and the report thereon of the independent registered public accounting firm is included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2015, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2015. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2015, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. There has been no change in internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

ITEM 9B: OTHER INFORMATION

NONE

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Partnership does not have any Directors or executive officers.  Rather, it is managed by the Manager. The directors and officers of the Manager are required to spend only such time on Partnership affairs as is necessary for the proper conduct of Partnership business. Under certain circumstances, such directors and officers are entitled to indemnification from the Partnership.  The Manager reserves the right to determine now and in the future which personnel are deemed control persons and, therefore would not seek reimbursement for personnel costs related to such persons. It is not intended that every person who carries a title such as director, vice president, executive vice president, senior vice president, manager, secretary, controller or treasurer or who holds a 5% equity interest be considered a Controlling Person.

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

Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 56, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); Commonwealth Capital Securities Corp. (the broker/dealer); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations, as well as CCSC SEC/FINRA compliance. For the broker/dealer, she oversees securities policies, company procedures/operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 65, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Executive Vice President of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Lynn A. Franceschina, age 44, joined Commonwealth in 2001 as Vice President and Accounting Manager. In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates. She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed. Ms. Franceschina is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions, investor communications, and human resources. During the period of March 2004 to October 2004, Ms. Franceschina was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation. Prior to joining Commonwealth, Ms. Franceschina was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University. Prior to joining Duquesne University, Ms. Franceschina was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman. Ms. Franceschina is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter. Ms. Franceschina holds her FINRA Series 22, 63, 39 and 99 licenses. She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association, REISA and the Institute of Management Accountants.

Jay Dugan, age 67, joined Commonwealth in 2002 as Assistant Vice President and Network Administrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 75, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics; merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 50, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005 and since December 2007 has served as Senior Vice President and Compliance Officer of the parent and its affiliates. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

Mark Hershenson, age 50, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

David W. Riggleman, age 53, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2015	AMOUNT INCURRED DURING 2014

	OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates

Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership, not including costs of the control persons, as defined in Item 10. During the years ended December 31, 2015 and 2014, the General Partner waived certain reimbursable expenses due to it by the Partnership.  For the years ended December 31, 2015 and 2014, no Other LP expense was charged to the Partnership.

		$110,000	$114,000

The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the years ended December 31, 2015 and 2014, approximately $11,000 and $2,000 of acquisition fees related to operating leases and finance leases were waived by the General Partner, respectively.	$-	$-
The General Partner

Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates. During the years ended December 31, 2015 and 2014, the General Partner earned but waived approximately $3,000 of debt placement fees per year.

		$-	$-
The General Partner

Equipment Management Fee. The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases through June 30, 2010 and 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases effective July 1, 2010 through December 31, 2010. The 2.5% equipment management fee rate was in effect during the years ended December 31, 2015 and 2014.

		$23,000	$29,000

The General Partner

Equipment Liquidation Fee. With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of such fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2015 and 2014, the General Partner earned but waived approximately $1,000 of equipment liquidation fees per year.

		$-	$-
The General Partner	Partnership Interest. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of cash available for distribution until the Limited Partners have received distributions of cash available for Distribution equal to their capital contributions plus the 10% cumulative return and thereafter, the General Partner will receive 10% of cash available for distribution.	$20,000	$35,000

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

“Finance Lease” generally means a full-payout, non-cancellable agreement in which the customer is responsible for maintenance, taxes and insurance. The term also refers in Article 2A of the Uniform Commercial Code to a special type of lease in which the lessor, lessee and the manufacturer have contractual relationships and the lessor at all times, with the lessee’s acknowledgement, remains a passive investor where the lessee makes most equipment decisions directly with the manufacturer.

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

“Net Profits” or “Net Losses” shall be computed in accordance with Section 703(a) of the Code (including all items of income, gain, loss or deduction required to be stated separately pursuant to Section 703(a) (1) of the Code) for each taxable year of the Partnership or shorter period prior to an interim closing of the Partnership’s books with the following adjustments: (I) any income of the Partnership that is exempt from federal income tax and not otherwise taken into account in computing net profits and net loss pursuant to this definition shall be added to such taxable income or shall reduce such taxable loss; (ii) any expenditure of the Partnership described in Code Section 705(a) (2) (B) or treated as Code Section 705(a) (2) (B) expenditures pursuant to Treasury Regulations section 1.704-1(b) (2) (iv) (i) and not otherwise taken into account in computing net profits and net losses pursuant to this definition shall be subtracted from such taxable income or loss; (iii) items of income, gain, loss and deduction specially allocated pursuant to Section 7.3 of the Partnership Agreement shall not be included in the computation of net profits or net loss; and if property is reflected on the books of the Partnership at a book value that differs from the adjusted tax basis of the property in accordance with Treasury Regulation Section 1.704-1(b) (2) (iv) (d) or (f), depreciation, amortization, and gain or loss with respect to such property shall be determined by reference to such book value in a manner consistent with Treasury Regulation Section 1.704-1(b) (2) (iv) (g). The terms “net profit” or “net losses” shall include the Partnership’s distributive share of the profit or loss of any partnership or joint venture in which it is a partner or joint venture.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $38,000 in each year.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2015 and 2014 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2015 and 2014 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2015 and 2014 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2015 or 2014 other than fees related to audit or tax compliance services.

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

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-26933)

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf March 30, 2016 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2016:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &

Growth Fund V

Financial Statements

For the years ended December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

The Partners

Commonwealth Income & Growth Fund V

Clearwater, Florida

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund V (“Partnership”) as of December 31, 2015 and 2014 and the related statements of operations, Partners’ capital, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Income & Growth Fund V at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Philadelphia, PA

March 30, 2016

Commonwealth Income &

Growth Fund V

Balance Sheets

	December 31,
	2015	2014
ASSETS
Cash and cash equivalents	$51,344	$118,212
Lease income receivable, net of reserve of approximately $10,000 and $0 at December 31, 2015 and 2014, respectively	51,456	29,646
Accounts receivable, Commonwealth Capital Corp, net	24,704	-
Other Receivables	8,500	8,128
Prepaid expenses	165	413
	136,169	156,399

Net investment in finance leases	98,345	89,790

Equipment, at cost	7,277,434	7,683,366
Accumulated depreciation	(6,367,334)	(6,049,391)
	910,100	1,633,975

Equipment acquisition costs and deferred expenses	-	3,195
	-	3,195
Total Assets	$1,144,614	$1,883,359

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$112,238	$106,373
Accounts payable, CIGF, Inc.	382,664	467,165
Accounts payable, Commonwealth Capital Corp, net	-	224,348
Other accrued expenses	10,108	3,004
Unearned lease income	34,378	54,170
Notes payable	501,545	633,294
Total Liabilities	1,040,933	1,488,354
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	102,681	394,005
Total Partners' Capital	103,681	395,005
Total Liabilities and Partners' Capital	$1,144,614	$1,883,359

see accompanying notes to condensed financial statements

Commonwealth Income &

Growth Fund V

Statements of Operations

	Years ended December 31,
	2015	2014
Revenue
Lease	$888,012	$1,147,013
Interest and other	8,846	8,255
Gain on sale of equipment	1,178	17,650
Total revenue and gain on sale of equipment	898,036	1,172,918

Expenses
Operating, excluding depreciation and amortization	112,487	164,636
Equipment management fee, General Partner	22,928	29,040
Interest	22,117	36,881
Depreciation	944,765	997,008
Amortization of equipment acquisition costs and deferred expenses	3,195	26,636
Bad debt (recovery) expense	(79,615)	244
Total expenses	1,025,877	1,254,445

Other income (loss)
Gain from insurance recovery	-	50,326
Total other income (loss)	-	50,326

Net loss	$(127,841)	$(31,201)

Net loss allocated to Limited Partners	$(127,841)	$(31,201)

Net loss per equivalent Limited Partnership unit	$(0.10)	$(0.03)
Weighted average number of equivalent limited
partnership units outstanding during the year	1,326,608	1,236,608

see accompanying notes to condensed financial statements

Commonwealth Income &

Growth Fund V

Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2014	50	1,236,608	$1,000	$390,206	$391,206
Net loss	-	-	-	(31,201)	(31,201)
Forgiveness of Payables	-	-	35,000	-	35,000
Transfer of Partners' Capital	-	-	(35,000)	35,000	-
Balance, December 31, 2014	50	1,236,608	1,000	394,005	395,005
Net loss	-	-	-	(127,841)	(127,841)
Distributions	-	-	-	(183,483)	(183,483)
Forgiveness of Payables	-	-	20,000	-	20,000
Transfer of Partners' Capital	-	-	(20,000)	20,000	-
Balance, December 31, 2015	50	1,236,608	$1,000	$102,681	$103,681

see accompanying notes to condensed financial statements

Commonwealth Income &

Growth Fund V

Statements of Cash Flow

	Years ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(127,841)	$(31,201)
Adjustments to reconcile net loss to net cash
provided by operating activities
Depreciation and amortization	947,960	1,023,644
Gain on sale of equipment	(1,178)	(17,650)
Bad debt (recovery) expense	(79,615)	244
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized as a result of direct payment of principal to the bank by lessee	(395,673)	(667,777)
Earned interest on finance leases	(8,145)	(4,466)
Changes in assets and liabilities
Lease income receivable	57,805	(6,137)
Other receivables	(372)	16,881
Prepaid Expenses	248	-
Accounts payable	5,865	(431)
Accounts payable, Commonwealth Capital Corp., net	(229,052)	(172,078)
Accounts payable, CIGF, Inc., net	(84,501)	29,040
Other accrued expenses	7,104	28,978
Unearned lease income	(19,792)	1,286
Net cash provided by operating activities	72,813	200,333

Cash flows from investing activities
Capital expenditures	(98,100)	(86,134)
Purchase of finance leases	(36,795)	(69,843)
Payment from finance leases	36,385	18,081
Net proceeds from the sale of equipment	41,063	27,311
Net cash used in investing activities	(57,447)	(110,585)

Cash flows from financing activities
Proceeds from debt financing	101,249	-
Distributions to partners	(183,483)	-
Net cash used in financing activities	(82,234)	-

Net (decrease) increase in cash and cash equivalents	(66,868)	89,748

Cash and cash equivalents beginning of year	118,212	28,464

Cash and cash equivalents end of year	$51,344	$118,212

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

There were no redemptions of partnership interests during the years ended December 31, 2015 and 2014.

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

The Partnership’s General Partner is Commonwealth Income & Growth Fund, Inc. (the “General Partner”), a Pennsylvania corporation which is an indirect wholly owned subsidiary of CCC. Approximately ten years after the commencement of operations (the “operational phase”), the Partnership intended to sell or otherwise dispose of all of its equipment; make final distributions to partners, and to dissolve.  The Partnership was originally scheduled to end its operational phase on February 4, 2017.  During the year ended December 31, 2015, the operational phase was officially extended to December 31, 2020 through an investor proxy vote.  The Partnership is expected to terminate on December 31, 2022.

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. The General Partner elected to make limited partner distributions of approximately $183,000 and $0 for the years ended December 31, 2015 and 2014, respectively.  For the fourth quarter of 2015, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2016.  In an effort to increase cash flow to the Partnership, during the years ended December 31, 2015 and 2014, CCC forgave payables owed to it by the Partnership approximately $20,000 and $35,000, respectively.  The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow.  During the year ended December 31, 2015, cash distributions to limited partners for each quarter were made at a rate of approximately .7% of their original contributed capital.  Distributions during the year ended December 31, 2015 were made to limited partners in the amount of approximately $.15 per unit based on each investor's number of limited partnership units outstanding during the year.  There were no limited partnership distributions for the year ended December 31, 2014.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of Indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2017. The General Partner will continue to reassess the funding of limited partner distributions throughout 2016 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing.  This strategy allows the General Partner to acquire additional revenue generating leases thus maximizing overall return.  For the year ended December 31, 2015, the Partnership has acquired approximately $261,000 in equipment, of which approximately $163,000 is leveraged.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2015 and 2014. There were no assets or liabilities measured on a non-recurring basis at December 31, 2015 and 2014.

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2015 and 2014 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2015 and 2014 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

For the year ended December 31, 2015, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

Finance lease interest income is recorded over the term of the lease using the effective interest method. For finance leases, we record, at lease inception, unearned finance lease income which is calculated as follows: total lease payments, plus any residual value and initial direct costs, less the cost of the leased equipment.

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

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP (“other LP”) expenses. For the year ended December 31, 2015, the General Partner waived certain reimbursable expenses and other LP charged to the Partnership by CCC in connection with the administration and operation of the Partnership.  CCC is not reimbursed for salary and benefit costs of control persons.  Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, leasing volume and stage of the program. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At December 31, 2015, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $54,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2015 and 2014, the total cash bank balance was as follows:

Balance at December 31	2015	2014
Total bank balance	$54,000	$122,000
FDIC insured	(54,000)	(122,000)
Uninsured amount	$-	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2016 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification® Section B—Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification® Section C—Background Information and Basis for Conclusions- Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: A public business entity; A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). For all other entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities- the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities including not-for-profit entities and employee benefit plans within the scope of Topics 960 through 965 on plan accounting, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. All entities that are not public business entities may adopt the amendments in this Update earlier as of the fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

In April 2014, the FASB issued ASU No. 2014-08 (“ASU Updated 2014-08”), Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance on the change in criteria established to enhance the presentation of reporting discontinued operations. The guidance is effective for annual financial statements beginning on or after December 15, 2014 that report discontinued operations or disposals of components of an entity.  This was adopted January 1, 2015; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no discontinued operations during the year ended December 31, 2015.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations.  For the years ended December 31, 2015 and 2014, there were no remarketing fees incurred and/or paid with cash or netted against receivables due from such parties.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2015 was approximately $4,611,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2015 was approximately $11,855,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2015 was approximately $231,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2015 was approximately $681,000.

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

The following is a schedule of future minimum rentals on non-cancelable operating leases:

Years Ended December 31,	Amount
Year ending December 31, 2016	$383,000
Year ending December 31, 2017	140,000
Year ending December 31, 2018	27,000
$550,000

Finance Leases

The following lists the components of the net investment in finance leases:

At December 31,	2015	2014
Total minimum lease payments to be received	$92,000	$90,000
Estimated residual value of leased equipment (unguaranteed)	17,000	12,000
Less: unearned income	(11,000)	(12,000)
Net investment in finance leases	$98,000	$90,000

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

A reserve for credit losses is deemed necessary when payment has not been received for one or more months of receivables due on the equipment held under finance leases. At the end of each period, management evaluates the open receivables due on this equipment and determines the need for a reserve based on payment history and any current factors that would have an impact on payments.

The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at December 31, 2015:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of the year ended December 31, 2015 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

The following is a schedule of future minimum rentals on non-cancelable finance leases:

At December 31,	Amount
Year ending December 31, 2016	$38,000
Year ending December 31, 2017	33,000
Year ending December 31, 2018	20,000
Year ending December 31, 2019	1,000
$92,000

The Partnership was originally scheduled to end its operational phase on February 4, 2017.  During the year ended December 31, 2015, the operational phase was officially extended to December 31, 2020 through an investor proxy vote (see note 1).  The Partnership is expected to terminate on December 31, 2022.  If the Partnership should terminate, CCC will assume all remaining active leases at their fair market value and related remaining revenue stream and any associated debt obligation for the duration of the remaining lease term.

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue:

Years Ended December 31,	2015	2014
Cummins, Inc.	52%	50%
Alliant Techsystems	20%	22%
Del Monte Foods, Inc.	11%	**%

** Represents less than 10% of lease revenue

Lessees equal to or exceeding 10% of lease income receivable:

At December 31,	2015	2014
Cummins, Inc.	54%	18%
Alliant Techsystems	13%	28%
Cargill, Inc.	10%	**%
Motorola, Inc.	**%	19%
American Reprographics Co.	**%	17%

** Represents less than 10% of lease income receivable

5.	Related Party Transactions

Receivables/Payables

During the year ended December 31, 2015 and 2014, CCC forgave $20,000 and $35,000 of payables owed to it by the Partnership, respectively.

As of December 31, 2015 the Partnership’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Years ended December 31,	2015	2014
Reimbursable expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership, not including costs of the control persons, as defined in Item 10. During the years ended December 31, 2015 and 2014, the General Partner waived certain reimbursable expenses due to it by the Partnership.  For the years ended December 31, 2015 and 2014, no Other LP expense was charged to the Partnership.

	$110,000	$114,000

Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For both years ended December 31, 2015 and 2014, approximately $11,000 and $19,000 of acquisition fees related to operating leases and finance leases were waived by the General Partner respectively.	$-	$-

Debt placement fee

As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. Additionally, during the years ended December 31, 2015 and 2014, the General Partner earned but waived approximately $3,000 of debt placement fees.

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

	$23,000	$29,000

Equipment liquidation fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2015 and 2014, the General Partner earned but waived approximately $1,000 of equipment liquidation fees.

	$-	$-

6. Notes Payable

Notes payable consisted of the following amounts:

At December 31,	2015	2014
Installment note payable to bank; interest at 5.25%, due in monthly installments of $4,813, including interest, with final payment in March 2015	-	24,000
Installment notes payable to bank; interest rates ranging from 5.25% to 5.60%, due in monthly installments ranging from $868 to $3,800, including interest, with final payment in April 2015	-	21,000
Installment notes payable to bank; interest rates ranging from 3.95% to 4.23%, due in quarterly installment ranging from $2,436 to $6,195, including interest, with final payment in September 2015	-	45,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $398, including interest, with final payment in October 2015	-	2,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $208 to $1,217, including interest, with final payment in November 2015	-	6,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $12,780, including interest, with final payment in July 2016	38,000	85,000
Installment note payable to bank; interest at 5.50%, due in monthly installments of $7,910, including interest, with final payment in August 2016	62,000	150,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $6,153, including interest, with final payment in August 2016	18,000	41,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $152 to $1,321, including interest, with final payment in October 2016	10,000	-
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,740, including interest, with final payment in December 2016	11,000	21,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments of $478, including interest, with final payment in February 2017	5,000	8,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $951 to $1,327, including interest, with final payment in March 2017	11,000	19,000
Installment note payable to bank; interest at 4.85%, due in monthly installments of
$922, including interest, with final payment in March 2017	13,000	24,000
Installment note payable to bank; interest at 1.60%, due in monthly installments of $2,286, including interest, with final payment in May 2017	38,000	65,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of
$1,991, including interest, with final payment in June 2017	12,000	19,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,711, including interest, with final payment in July 2017	16,000	26,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments from
$132 to $663, including interest, with final payment in August 2017	12,000	-
Installment note payable to bank; interest at 4.85%, due in quarterly installments of
$1,751, including interest, with final payment in September 2017	12,000	18,000
Installment note payable to bank; interest at 4.88%, due in quarterly installments of
$1,852, including interest, with final payment in October 2017	39,000	59,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of
$9,663, including interest, with final payment in February 2018	82,000	-
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of

$278, including interest, with final payment in March 2018	5,000	-
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in April 2018	8,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $2,797, including interest, with final payment in June 2018	26,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $458, including interest, with final payment in September 2018	5,000	-
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $132 to $1,479, including interest, with final payment in September 2018	38,000	-
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $803 to $1,216, including interest, with final payment in February 2019	41,000	-
	$502,000	$633,000

The notes are secured by specific technology equipment with a carrying value of approximately $635,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate payments of notes payable for each of the periods subsequent to December 31, 2015 are as follows:

Years Ended December 31,	Amount
2016	$323,000
2017	139,000
2018	38,000
2019	2,000
$502,000

The Partnership was originally scheduled to end its operational phase on February 4, 2017.  During the year ended December 31, 2015, the operational phase was officially extended to December 31, 2020 through an investor proxy vote (see note 1).  The Partnership is expected to terminate on December 31, 2022.  If the Partnership should terminate, CCC will assume the obligation related to the remaining notes payable for the duration of the remaining lease term.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000.  The Partnership’s portion of the notes are secured by specific equipment with a carrying value of approximately $101,000 at December 31, 2015 and are nonrecourse liabilities of the Partnership.

7. Supplemental Cash Flow Information

Noncash investing and financing activities include the following:

Years Ended December 31,	2015	2014
Debt assumed in connection with purchase of technology equipment	$163,000	$314,000
Forgiveness of related party payables recorded as a capital contribution	$20,000	$35,000

During the years ended December 31, 2015 and 2014, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $51,000 and $39,000, respectively.

During the years ended December 31, 2015 and 2014, the Partnership wrote-off fully reserved lease income receivable of approximately $0 and $200, respectively.

During the years ended December 31, 2015 and 2014, the Partnership wrote-off fully depreciated equipment of approximately $0 and $78,000, respectively.

8. Commitments and Contingencies

Investor Complaint

On November 10, 2015, certain investors (the “Claimants”) from CIGF5 and Commonwealth Income & Growth Private Fund III filed an investor complaint with FINRA naming CCSC and Ms. Springsteen-Abbott (the “Respondents”).  The Claimants purchased limited partnership units in CIGF5 and CIGPF3 between April 2005 and February 2007 at the advice and recommendation of their personal financial advisors.  The Claimants allege that the Respondents did not properly perform their duties as fund manager.  The Funds are not members of FINRA and/or subject to its jurisdiction and therefore the Respondents have in turn filed a complaint against the Claimants in the United States District Court for the District of Maryland to enjoin the Claimants from proceeding with the arbitration and requiring its dismissal.  Management believes that the claims submitted by the Claimants are arbitrary and unfounded, and do not relate to any conduct of CCSC (the FINRA Member Firm) or its associated person (Ms. Springsteen-Abbott).  Management believes that resolution of the lawsuit will not result in any adverse financial impact on the Fund, but no assurance can be provided until the proceeding is resolved.

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied; therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.  During 2015, Commonwealth received an Allied bankruptcy settlement of approximately $448,000.  The Partnership’s portion was approximately $90,000, which is included as a bad debt recovery in the statement of financial operations.  The bankruptcy proceedings have been finalized and no further recovery is expected.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds. The Partnership’s share of the approximate $87,000 allocation is approximately $11,000.  An adjustment of approximately $11,000 was made to the Partnership’s June 30, 2015 financial statements resulting in an increase to accounts receivable, Commonwealth Capital Corp. and a reduction of an equal amount to operating expenses.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  In December of 2015, Ms. Springsteen-Abbott vigorously challenged the Panel’s decision at an appeal hearing that was conducted before a NAC panel. A decision has not been rendered on this matter.  While a panel decision is on appeal, the sanction is not enforced against the individual.  Management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

9.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax basis of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2015 and 2014 as follows:

Years Ended December 31,	2015	2014
Financial statement basis of net assets	$103,681	$395,005
Tax basis of net assets (unaudited)	197,077	(21,355)
Difference (unaudited)	$(93,396)	$416,360

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years Ended December 31,	2015	2014
Net loss for financial reporting purposes to taxable income	$(127,841)	$(31,201)
Adjustments (unaudited)
Gain on sale of equipment	8,280	8,393
Depreciation	477,119	307,279
Amortization	2,902	23,999
Unearned lease income	8,259	(8,934)
Penalties	434	235
Other	20,182	11,594
Taxable income on the Federal Partnership return (unaudited)	$389,335	$311,365

The “Adjustments – Other” includes financial statement adjustments that will be reflected on the tax return in the subsequent year.

Adjustment or loss on sale of equipment is due to longer useful lives for tax reporting purposes.