Form 10-Q
period 2016-03-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2016-05-16
CIK 1253347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016 or

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

FORM 10-Q

March 31, 2016

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$ 105,492	$ 51,344
Lease income receivable, net of reserve of approximately $10,000
at March 31, 2016 and December 31, 2015, respectively	88,100	51,456
Accounts receivable, Commonwealth Capital Corp, net	-	24,704
Other receivables	11,475	8,500
Prepaid expenses	165	165
	205,232	136,169

Net investment in finance leases	90,664	98,345

Equipment, at cost	6,860,979	7,277,433
Accumulated depreciation	(6,003,826)	(6,367,333)
	857,153	910,100

Total Assets	$ 1,153,049	$ 1,144,614

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$ 121,362	$ 112,238
Accounts payable, CIGF, Inc., net	213,271	382,664
Accounts payable, Commonwealth Capital Corp., net	250,385	-
Other accrued expenses	34,919	10,108
Unearned lease income	23,164	34,378
Notes payable	501,120	501,545
Total Liabilities	1,144,221	1,040,933

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	7,828	102,681
Total Partners' Capital	8,828	103,681

Total Liabilities and Partners' Capital	$ 1,153,049	$ 1,144,614

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue
Lease	$ 177,773	$ 263,402
Interest and other	1,830	1,929
Gain on sale of equipment	13,137	700
Total revenue and gain on sale of equipment	192,740	266,031

Expenses
Operating, excluding depreciation	92,492	47,862
Equipment management fee, General Partner	4,633	6,742
Interest	5,333	6,665
Depreciation	185,135	248,420
Amortization of equipment acquisition costs and deferred expenses	-	3,195
Total expenses	287,593	312,884

Net loss	$ (94,853)	$ (46,853)

Net loss allocated to Limited Partners	$ (94,853)	$ (46,853)

Net loss per equivalent Limited Partnership unit	$ (0.08)	$ (0.04)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,236,608	1,236,608

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the three months ended March 31, 2016
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2016	50	1,236,608	$ 1,000	$ 102,681	$ 103,681
Net loss	-	-	-	(94,853)	(94,853)
Balance, March 31, 2016	50	1,236,608	$ 1,000	$ 7,828	$ 8,828

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Three months ended March 31,
	2016	2015

Net cash provided by operating activities	$ 36,511	$ 89,989

Investing activities:
Capital expenditures	(4,939)	(17,051)
Purchase of finance leases	-	(36,795)
Payments from finance leases	9,439	7,841
Net proceeds from the sale of equipment	13,137	700
Net cash provided by (used in) investing activities	17,637	(45,305)

Financing activities:
Distributions to partners	-	(61,213)
Net cash used in financing activities	-	(61,213)

Net increase (decrease) in cash and cash equivalents	54,148	(16,529)

Cash and cash equivalents at beginning of period	51,344	118,212

Cash and cash equivalents at end of period	$ 105,492	$ 101,683

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

For the first quarter of 2015, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the three months ended March 31, 2016.  The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2016.  The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through December 31, 2016.  The General Partner will continue to reassess the funding of limited partner distributions throughout 2016 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2015 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Financial information as of December 31, 2015 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements- Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements during the three months ended March 31, 2016.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.  This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no extraordinary and unusual items to report during the three months ended March 31, 2016.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2016 and December 31, 2015 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2016 and December 31, 2015 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2016, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $107,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2016, the total cash bank balance was as follows:

At March 31, 2016	Balance
Total bank balance	$107,000
FDIC insured	(107,000)
Uninsured amount	$-

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

Recent Accounting Pronouncements

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing- The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)- The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements of Update 2014-09. Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year.  Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations.  For the three months ended March 31, 2016 and 2015, no remarketing fees were incurred or paid.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2016 was approximately $4,542,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2016 was approximately $11,577,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2016 was approximately $250,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2016 was approximately $783,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at March 31, 2016:

For the period ended December	Amount
Nine months ended December 31, 2016	$339,000
Year Ended December 31, 2017	176,000
Year Ended December 31, 2018	69,000
Year Ended December 31, 2019	5,000
$589,000

Finance Leases:

The following lists the components of the net investment in direct financing leases:

	March 31, 2016	December 31, 2015
Total minimum lease payments to be received	$83,000	$92,000
Estimated residual value of leased equipment (unguaranteed)	17,000	17,000
Less: unearned income	(9,000)	(11,000)
Net investment in finance leases	$91,000	$98,000

Our finance lease customers operate in various industries, and we have no significant customer concentration in any one industry. We assess credit risk for all of our customers, including those that lease under finance leases. This credit risk is assessed using an internally developed model which incorporates credits scores from third party providers and our own customer risk ratings and is periodically reviewed. Our internal ratings are weighted based on the industry that the customer operates in. Factors taken into consideration when assessing risk include both general and industry specific qualitative and quantitative metrics. We separately take in to consideration payment history, open lawsuits, liens and judgments. Typically, we will not extend credit to a company that has been in business for less than 5 years or that has filed for bankruptcy within the same period. Our internally based model may classify a company as high risk based on our analysis of their audited financial statements. Additional considerations of high risk may include history of late payments, open lawsuits and liens or judgments. In an effort to mitigate risk, we typically require deposits from those in this category.

A reserve for credit losses is deemed necessary when payment has not been received for one or more months of receivables due on the equipment held under finance leases. At the end of each period, management evaluates the open receivables due on this equipment and determines the need for a reserve based on payment history and any current factors that would have an impact on payments.

The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at March 31, 2016:

Risk Level	Percent of Total
Low	- %
Moderate-Low	- %
Moderate	- %
Moderate-High	100%
High	- %
Net finance lease receivable	100%

As of March 31, 2016 and December 31, 2015, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of future minimum rentals on non-cancellable finance leases at March 31, 2016:

Amount
Nine months ended December 31, 2016	$28,000
2017	33,000
2018	20,000
2019	2,000
Total	$83,000

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

4. Related Party Transactions

Receivables/Payables

During the three months ended March 31, 2016 and 2015, CCC forgave approximately $0 and $20,000 of payables owed to it by the Partnership, respectively.

As of March 31, 2016 and December 31, 2015, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2016	2015

Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2016 and 2015, the General Partner waived certain reimbursable expenses due to it by the Partnership.  For the three months ended March 31, 2016 and 2015, no Other LP expense was charged to the Partnership.

	$40,000	$47,000

Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At March 31, 2016, all prepaid equipment acquisition fees were earned by the General Partner. For the three months ended March 31, 2016 and 2015, approximately $5,000 and $2,000 of acquisition fees on operating leases were waived by the General Partner, respectively.	$-	$-

Debt Placement Fee

As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness.  No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested.  The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio.  Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage.  Additionally, during the three months ended March 31, 2016 and 2015, the General Partner earned but waived approximately $1,000 and $0 of debt placement fees, respectively.

	$-	$-

Equipment Management Fee

The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% and 2% of the gross lease revenues attributable to equipment which is subject to operating leases, respectively. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the three months ended March 31, 2016 and 2015.

	$5,000	$7,000

Equipment Liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties.  For the three months ended March 31, 2016, there was $400 in equipment liquidation fees earned and waived by the General Partner.  For the three months ended March 31, 2015 there were no equipment liquidation fees earned and/or waived.

	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2016	December 31, 2015
Installment note payable to bank; interest at 4.23% due in quarterly installments of $12,780, including interest, with final payment in July 2016	$ 25,000	$ 38,000
Installment note payable to bank; interest at 5.50%, due in monthly installments of $7,910, including interest, with final payment in August 2016	39,000	62,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $6,153, including interest, with final payment in August 2016	12,000	18,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $152 to $1,321, including interest, with final payment in October 2016	6,000	10,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,740, including interest, with final payment in December 2016	8,000	11,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $478, including interest, with final payment in February 2017	4,000	5,000

Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $951 to $1,327, including interest, with final payment in March 2017	9,000	11,000
Installment note payable to bank; interest at 4.85%, due in monthly installments of $922, including interest, with final payment in March 2017	11,000	13,000
Installment note payable to bank; interest at 1.60%, due in monthly installments of $2,286, including interest, with final payment in May 2017	32,000	38,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $1,991, including interest, with final payment in June 2017	10,000	12,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,711, including interest, with final payment in May 2017	13,000	16,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $132 to $663, including interest, with final payment in August 2017	10,000	12,000
Installment note payable to bank; interest at 4.85%, due in quarterly installments of $1,751, including interest, with final payment in September 2017	10,000	12,000
Installment note payable to bank; interest at 4.88%, due in quarterly installments of $1,852, including interest, with final payment in October 2017	34,000	39,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $9,663, including interest, with final payment in February 2018	74,000	82,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in March 2018	4,000	5,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in April 2018	7,000	8,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $2,797, including interest, with final payment in June 2018	24,000	26,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $458, including interest, with final payment in September 2018	9,000	5,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $132 to $1,479, including interest, with final payment in September 2018	34,000	38,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $803 to $1,216, including interest, with final payment in February 2019	38,000	41,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $296 to $458, including interest, with final payment in October 2018	14,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $208, including interest, with final payment in November 2018	2,000	-
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,116, including interest, with final payment in February 2019	72,000	-
	$ 501,000	$ 502,000

These notes are secured by specific equipment with a carrying value of approximately $676,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to March 31, 2016 are as follows:

Amount
Nine months ended December 31, 2016	$254,000
Year ended December 31, 2017	171,000
Year ended December 31, 2018	70,000
Year ended December 31, 2019	6,000
$501,000

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

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000.  The Partnership’s portion of the current loan amount at March 31, 2016 was approximately $88,000 and is secured by specific equipment under both operating and finance leases.  The carrying value of the secured equipment under operating leases is approximately $25,000.  The carrying value of the secured equipment under finance leases is approximately $100,000.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2016	2015
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$97,000	$125,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Three months ended March 31,	2016	2015
Debt assumed in connection with purchase of equipment	$95,000	$-
Forgiveness of related party payables recorded as a capital contribution	$-	$20,000
Accrued expenses incurred in connection with the purchase of technology equipment	$32,000	$-

At March 31, 2016 and 2015, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $0 and $33,000, respectively.

7. Commitments and Contingencies

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

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied; therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.  During 2015, Commonwealth received an Allied bankruptcy settlement of approximately $448,000.  The Partnership’s portion was approximately $90,000, which is included as a bad debt recovery in the 2015 fourth quarter statement of financial operations.  The bankruptcy proceedings have been finalized and no further recovery is expected.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for March was $8.1 billion, up 33% from new business volume in February. Volume was down 11% from $9.1 billion in March 2015. Year to date, cumulative new business volume decreased 9% compared to 2015.

ELFA President and CEO Ralph Petta said, "Despite showing a relatively healthy increase over February originations, March new business volume continued its decelerating trajectory when compared to the same period in the prior year. Headwinds continue to tamp down a pattern of consistent growth within the equipment finance sector, as U.S. businesses are uncertain about the outlook for strong and consistent growth in the U.S. economy. Credit quality appears mixed. While the monthly delinquency data is promising, the sharp increase in losses bears careful monitoring in the months ahead."

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

REVENUE RECOGNITION

Through March 31, 2016, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2016 and 2015 were approximately $0 and $2,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the three months ended March 31, 2016 was cash provided by operating activities of approximately $37,000, net proceeds from the sale of equipment of approximately $13,000 and payments from finance leases of approximately $9,000.  This compares to the three months ended March 31, 2015 where our primary source of cash was cash provided by operating activities of approximately $90,000, net proceeds from the sale of equipment of approximately $700 and payments from finance leases of approximately $8,000.

Our primary use of cash for the three months ended March 31, 2016 was for the purchase of new equipment of approximately $5,000. Our primary uses of cash for the three months ended March 31, 2015 were for the purchase of new equipment of approximately $17,000, the purchase of finance leases of approximately $37,000 and distributions to partners of approximately $61,000.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

Cash was provided by operating activities for the three months ended March 31, 2016 of approximately $37,000, which includes a net loss of approximately $95,000 and depreciation expenses of approximately $185,000.  Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $95,000 and gain on sale of equipment of approximately $13,000. For the three months ended March 31, 2015, cash was provided by operating activities of approximately $90,000, which includes a net loss of approximately $47,000 and depreciation and amortization expenses of approximately $252,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $125,000 and gain on sale of equipment of approximately $1,000.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000.  The Partnership’s portion of the current loan amount at March 31, 2016 was approximately $88,000 and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases is approximately $25,000. The carrying value of the secured equipment under finance leases is approximately $100,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2016, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $107,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2016, the total cash bank balance was as follows:

At March 31, 2016	Balance
Total bank balance	$107,000
FDIC insured	(107,000)
Uninsured amount	$-

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of March 31, 2016, we had future minimum rentals on non-cancelable operating leases of approximately $339,000 for the balance of the year ending December 31, 2016 and approximately $250,000 thereafter.  As of March 31, 2016, we had future minimum rentals on non-cancelable finance leases of approximately $28,000 for the balance of the year ending December 31, 2016 and approximately $55,000 thereafter.

As of March 31, 2016, our non-recourse debt was approximately $501,000, with interest rates ranging from 1.60% to 6.00%, and will be payable through November 2018.

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

The General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the three months ended December 31, 2016.  The General Partner will continue to reassess the funding of limited partner distributions throughout 2016 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through December 31, 2016. The General Partner will continue to reassess the funding of limited partner distributions throughout 2016 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions; the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds, thus maximizing overall return.

RESULTS OF OPERATIONS

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Lease Revenue

Our lease revenue decreased to approximately $178,000 for the three months ended March 31, 2016, from approximately $263,000 for the three months ended March 31, 2015. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired.

The Partnership had 78 and 82 active operating leases during the three months ended March 31, 2016 and 2015, respectively. The decrease in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2016, funded primarily through debt.

Sale of Equipment

For the three months ended March 31, 2016, we sold fully depreciated equipment for a net gain of approximately $13,000. During the three months ended March 31, 2015, we sold fully depreciated equipment for a net gain of approximately $1,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses increased to approximately $92,000 for the three months ended March 31, 2016, from approximately $48,000 for the three months ended March 31, 2015.  This increase is primarily attributable to an increase in reimbursable expenses in connection with the administration and operation of the Partnership of approximately $38,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee declined to approximately $5,000 for the three months ended March 31, 2016 from $7,000 for the three months ended March 31, 2015.  This decline is consistent with the decrease in overall lease revenue.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees.  These expenses decreased to approximately $185,000 for the three months ended March 31, 2016, from $252,000 for the three months ended March 31, 2015.  This decrease is primarily due to significant leases that became fully depreciated, partially offset by new equipment acquisitions.

Net Loss

For the three months ended March 31, 2016, we recognized revenue of approximately $193,000 and expenses of approximately $288,000, resulting in a net loss of approximately $95,000.  For the three months ended March 31, 2015, we recognized revenue of approximately $266,000 and expenses of approximately $313,000, resulting in a net loss of approximately $47,000.  This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2016, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2016 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied; therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible.  During 2015, Commonwealth received an Allied bankruptcy settlement of approximately $448,000.  The Partnership’s portion was approximately $90,000, which is included as a bad debt recovery in the 2015 fourth quarter statement of financial operations.  The bankruptcy proceedings have been finalized and no further recovery is expected.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 16, 2016	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 16, 2016 Date	By: /s/ Lynn A. Franceschina Lynn A. Franceschina Executive Vice President, Chief Operating Officer