Form 10-Q
period 2016-06-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2016-08-15
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016 or

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

FORM 10-Q
JUNE 30, 2016

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$15,561	$51,344
Lease income receivable, net of reserve of approximately
$10,000 at June 30, 2016 and December 31, 2015	121,058	51,456
Accounts Receivable, Commonwealth Capital Corp, net	-	24,704
Other receivables	11,133	8,500
Prepaid expenses	165	165
	147,917	136,169

Net investment in finance leases	82,821	98,345

Equipment, at cost	6,717,713	7,277,433
Accumulated depreciation	(5,969,039)	(6,367,333)
	748,674	910,100

Total Assets	$979,412	$1,144,614

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$118,441	$112,238
Accounts payable, CIGF, Inc., net	243,139	382,664
Accounts payable, Commonwealth Capital Corp., net	232,732	-
Other accrued expenses	4,375	10,108
Unearned lease income	22,657	34,378
Notes payable	420,237	501,545
Total Liabilities	1,041,581	1,040,933
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	(63,169)	102,681
Total Partners' Capital	(62,169)	103,681

Total Liabilities and Partners' Capital	$979,412	$1,144,614

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue
Lease	$180,044	$230,446	$357,817	$493,848
Interest and other	1,632	2,894	3,462	4,823
Gain on sale of equipment	22,354	-	35,491	-
Total revenue and gain on sale of equipment	204,030	233,340	396,770	498,671

Expenses
Operating, excluding depreciation and amortization	133,252	18,714	225,743	66,576
Equipment management fee, General Partner	-	5,954	4,633	12,696
Interest	4,965	5,393	10,298	12,058
Depreciation	136,330	247,959	321,465	496,379
Amortization of equipment acquisition costs and deferred expenses	-	-	-	3,195
Loss on sale of equipment	-	1,409	-	709
Total expenses	274,547	279,429	562,139	591,613

Net loss	$(70,517)	$(46,089)	$(165,369)	$(92,942)

Net loss allocated to Limited Partners	$(70,517)	$(46,089)	$(165,369)	$(92,942)

Net loss per equivalent Limited Partnership unit	$(0.06)	$(0.04)	$(0.13)	$(0.08)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,236,608	1,236,608	1,236,608	1,236,608

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the six months ended June 30, 2016
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2016	50	1,236,608	$1,000	$102,681	$103,681
Net loss	-	-	-	(165,369)	(165,369)
Distributions	-	-	-	(481)	(481)
Balance, June 30, 2016	50	1,236,608	$1,000	$(63,169)	$(62,169)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Six months ended June 30,
	2016	2015

Net cash (used in) provided by operating activities	$(47,753)	$97,542

Cash flows from investing activities
Capital expenditures	(43,799)	(42,375)
Purchase of finance leases	-	(36,795)
Payments received from finance leases	18,879	17,507
Net proceeds from the sale of equipment	37,371	980

Net cash provided by (used in) investing activities	12,451	(60,683)

Cash flows from financing activities
Distributions to partners	(481)	(122,426)
Net cash used in financing activities	(481)	(122,426)

Net decrease in cash and cash equivalents	(35,783)	(85,567)

Cash and cash equivalents at beginning of period	51,344	118,212

Cash and cash equivalents at end of period	$15,561	$32,645

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

For the first and second quarter of 2016, the General Partner elected to forgo distributions and allocations of net income owed to it and suspended limited partner distributions. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2016. The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2015 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2015 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2016.

Recently Adopted Accounting Pronouncements

In June 2015, the FASB issued Accounting Standards Update No. 2015-10, Technical Corrections and Improvements- Transition guidance varies based on the amendments in this Update. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this Update. The Partnership is currently evaluating the effect that this ASU will have on its financial statements. This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements during the six months ended June 30, 2016.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. Effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. The Partnership is currently evaluating the effect that this ASU will have on its financial statements. This was adopted January 1, 2016; however, adoption of this ASU had no impact on the Partnership’s financial statements since there were no extraordinary and unusual items to report during the six months ended June 30, 2016.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2016 and December 31, 2015 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2016 and December 31, 2015 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners' capital transactions.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2016, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $16,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2016, the total cash bank balance was as follows:

At June 30, 2016	Balance
Total bank balance	$16,000
FDIC insured	(16,000)
Uninsured amount	$-

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

Recent Accounting Pronouncements

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients- The amendments in this Update affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Partnership is currently evaluating the effect that this ASU will have on its financial statements.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the six months ended June 30, 2016 and 2015, no remarketing fees were incurred or paid.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2016 was approximately $4,535,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2016 was approximately $11,563,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2016 was approximately $176,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2016 was approximately $587,000.

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

The following is a schedule of future minimum rentals on non-cancellable operating leases at June 30, 2016:

For the period ended December	Amount
Six months ended December 31, 2016	$233,000
Year Ended December 31, 2017	190,000
Year Ended December 31, 2018	82,000
Year Ended December 31, 2019	10,000
$515,000

Finance Leases:

The following lists the components of the net investment in direct financing leases at June 30, 2016:

	June 30, 2016	December 31, 2015
Total minimum lease payments to be received	$73,000	$92,000
Estimated residual value of leased equipment (unguaranteed)	17,000	17,000
Less: unearned income	(7,000)	(11,000)
Net investment in finance leases	$83,000	$98,000

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

The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at June 30, 2016:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of June 30, 2016 and December 31, 2015, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

The following is a schedule of future minimum rentals on non-cancellable finance leases at June 30, 2016:

Amount
Six months ended December 31, 2016	$19,000
2017	33,000
2018	20,000
2019	1,000
Total	$73,000

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

4. Related Party Transactions

Receivables/Payables

During the six months ended June 30, 2016 and 2015, CCC forgave approximately $0 and $20,000 of payables owed to it by the Partnership, respectively.

As of June 30, 2016 and December 31, 2015, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Six months ended June 30,	2016	2015

Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the six months ended June 30, 2016 and 2015, the General Partner waived certain reimbursable expenses due to it by the Partnership. For the six months ended June 30, 2016, “Other LP” expense was charged to the Partnership of approximately $70,000. For the six months ended June 30, 2015, no “Other LP” expense was charged to the Partnership and the Fund was allocated approximately $11,000 (see Note 7) from CCC and recorded it as a reduction in operating expenses.
	$210,000	$70,000
Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. At June 30, 2016, all prepaid equipment acquisition fees were earned by the General Partner. For the six months ended June 30, 2016 and 2015, approximately $6,000 and $8,000 of acquisition fees on operating leases were waived by the General Partner, respectively.	$-	$-
Debt Placement Fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. Additionally, during the six months ended June 30, 2016 and 2015, the General Partner earned but waived approximately $1,000 of yearly debt placement fees.
	$-	$-
Equipment Management Fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the six months ended June 30, 2016 and 2015.  For the three months ended June 30, 2016, equipment management fees of approximately $4,000 were earned but were waived by the General Partner.
	$5,000	$13,000
Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. For the six months ended June 30, 2016 and 2015, the General Partner waived approximately $1,000 and $29 of equipment liquidation fees, respectively.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:
	June 30, 2016	December 31, 2015
Installment note payable to bank; interest at 4.23% due in quarterly installments of $12,780, including interest, with final payment in July 2016	$13,000	$38,000
Installment note payable to bank; interest at 5.50%, due in monthly installments of $7,910, including interest, with final payment in August 2016	16,000	62,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $6,153, including interest, with final payment in August 2016	6,000	18,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $152 to $1,321, including interest, with final payment in October 2016	2,000	10,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,740, including interest, with final payment in December 2016	5,000	11,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $478, including interest, with final payment in February 2017	3,000	5,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $951 to $1,327, including interest, with final payment in March 2017	7,000	11,000
Installment note payable to bank; interest at 4.85%, due in monthly installments of $922, including interest, with final payment in March 2017	8,000	13,000
Installment note payable to bank; interest at 1.60%, due in monthly installments of $2,286, including interest, with final payment in May 2017	25,000	38,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $1,991, including interest, with final payment in June 2017	8,000	12,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,711, including interest, with final payment in May 2017	11,000	16,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $132 to $663, including interest, with final payment in August 2017	8,000	12,000
Installment note payable to bank; interest at 4.85%, due in quarterly installments of $1,751, including interest, with final payment in September 2017	9,000	12,000
Installment note payable to bank; interest at 4.88%, due in quarterly installments of $1,852, including interest, with final payment in October 2017	29,000	39,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $9,663, including interest, with final payment in February 2018	65,000	82,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in March 2018	4,000	5,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in April 2018	6,000	8,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $2,797, including interest, with final payment in June 2018	21,000	26,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $458, including interest, with final payment in September 2018	4,000	5,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $132 to $1,479, including interest, with final payment in September 2018	31,000	38,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $803 to $1,216, including interest, with final payment in February 2019	35,000	41,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $296 to $458, including interest, with final payment in October 2018	13,000	-
Installment note payable to bank; interest at 4.23% due in quarterly installments of $208, including interest, with final payment in November 2018	2,000	-
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,116, including interest, with final payment in February 2019	66,000	-
Installment note payable to bank; interest at 1.80% due in monthly installments of $175, including interest, with final payment in March 2019	6,000	-
Installment note payable to bank; interest at 1.80% due in monthly installments ranging from $121 to $175, including interest, with final payment in April 2019	17,000	-
	$420,000	$502,000

These notes are secured by specific equipment with a carrying value of approximately $618,000 as of June 30, 2016 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate maturities of notes payable for each of the periods subsequent to June 30, 2016 are as follows:
Amount
Six months ended December 31, 2016	$156,000
Year ended December 31, 2017	178,000
Year ended December 31, 2018	78,000
Year ended December 31, 2019	8,000
$420,000

The Partnership was originally scheduled to end its operational phase on February 4, 2017. During the year ended December 31, 2015, the operational phase was officially extended to December 31, 2020 through an investor proxy vote (see note 1). The Partnership is expected to terminate on December 31, 2022. If the Partnership should terminate, CCC will assume the obligation related to any remaining notes payable for the duration of the remaining lease term.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at June 30, 2016 was approximately $89,000 and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases is approximately $25,000.  The carrying value of the secured equipment under finance leases is approximately $90,000.

6. Supplemental Cash Flow Information

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2016	2015
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$199,000	$208,000

No interest or principal on notes payable was paid by the Partnership because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities include the following:

Six months ended June 30,	2016	2015
Accrued expenses incurred in connection with the purchase of technology equipment	$-	$8,000
Debt assumed in conjunction with purchase of equipment	$118,000	$110,000
Forgiveness of related party payables recorded as a capital contribution	$-	$20,000

At June 30, 2016 and 2015, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $6,000 and $51,000, respectively.

At June 30, 2016 and 2015, the Partnership wrote-off fully depreciated equipment of approximately $0 and $6,000, respectively.

7. Commitments and Contingencies

Investor Complaint

On November 10, 2015, certain investors (the “Claimants”) of the Partnership and Commonwealth Income & Growth Private Fund III (“CIGPF3”) filed an investor complaint with FINRA naming CCSC and Ms. Springsteen-Abbott (the “Respondents”).  The Claimants purchased limited partnership units in the Partnership and CIGPF3 between April 2005 and February 2007 at the advice and recommendation of their personal financial advisors.  The Claimants allege that the Respondents did not properly perform their duties as fund manager.  The Funds are not members of FINRA and/or subject to its jurisdiction and therefore the Respondents have in turn filed a complaint against the Claimants in the United States District Court for the District of Maryland to enjoin the Claimants from proceeding with the arbitration and requiring its dismissal.  Claimants withdrew its complaint with FINRA. CCC file to dismiss the compliant in federal court riven the withdrawal of the FINRA claim. There is no outstanding litigation or regulatory actions. Management believes that resolution of the matter is complete and will not result in any adverse financial impact to the Partnership.

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder, Mr. Schwartz, for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied; therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible. During 2015, Commonwealth received an Allied bankruptcy settlement of approximately $448,000. The Partnership’s portion was approximately $90,000, which is included as a bad debt recovery in the 2015 fourth quarter statement of financial operations. The bankruptcy proceedings have been finalized and no further recovery is expected.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index, which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for June 2016 was $10.0 billion, up 3% year-over-year from new business volume in June 2015. Volume was up 47% month-to-month from $6.8 billion in May 2016. Year to date, cumulative new business volume decreased 7% compared to 2015.

ELFA President and CEO Ralph Petta said, "New business volume experienced a healthy increase in June, eclipsing a similarly strong year-ago month. In fact, June's originations were the largest since end-of-year 2015, when business activity in the equipment finance sector typically spikes upward. However, volume for the year thus far is still down when compared to last year at this time. This uneven performance appears to reflect the trend toward continued slow economic growth and volatile equity markets in the U.S., as well as troubling international events that are causing business owners to approach capital investment decisions with a wary eye. A decline in portfolio quality contributes to a narrative of an equipment finance market trying to gain its footing in the face of a volatile economy amidst a recent period of uncertain political and social unrest."

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

REVENUE RECOGNITION

As of June 30, 2016, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the six months ended June 30, 2016 and 2015 were approximately $0 and $3,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the six months ended June 30, 2016 was payments from finance leases of approximately $19,000 and net proceeds from the sale of equipment of approximately $37,000. This compares to the six months ended June 30, 2015 where our primary sources of cash were provided by operating activities of approximately $98,000, payments from finance leases of approximately $18,000 and proceeds from the sale of equipment of approximately $1,000.

Our primary use of cash for the six months ended June 30, 2016 was cash used in operating activities of approximately $48,000 and the purchase of new equipment of approximately $44,000. Our primary uses of cash for the six months ended June 30, 2015 was for the purchase of new equipment of approximately $42,000, the purchase of finance leases of approximately $37,000 and distributions to partners of approximately $122,000.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

Cash was used in operating activities for the six months ended June 30, 2016 of approximately $48,000, which includes a net loss of approximately $165,000 and depreciation and amortization expenses of approximately $321,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $199,000. Cash was provided by operating activities for the six months ended June 30, 2015 of approximately $98,000, which includes a net loss of approximately $93,000 and depreciation and amortization expenses of approximately $500,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $208,000.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at June 30, 2016 was approximately $89,000 and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases is approximately $25,000.  The carrying value of the secured equipment under finance leases is approximately $90,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2016, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $16,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2016, the total cash bank balance was as follows:

At June 30, 2016	Balance
Total bank balance	$16,000
FDIC insured	(16,000)
Uninsured amount	$-

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2016, we had future minimum rentals on non-cancelable operating leases of approximately $233,000 for the balance of the year ending December 31, 2016 and approximately $282,000 thereafter.  As of June 30, 2016, we had future minimum rentals on non-cancelable finance leases of approximately $19,000 for the balance of the year ending December 31, 2016 and approximately $54,000 thereafter.

As of June 30, 2016, our non-recourse debt was approximately $420,000, with interest rates ranging from 1.6% to 6.0%, and will be payable through April 2019.

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

The General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the six months ended June 30, 2016. The General Partner will continue to reassess the funding of limited partner distributions throughout 2016 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Lease Revenue

Our lease revenue decreased to approximately $180,000 for the three months ended June 30, 2016, from approximately $230,000 for the three months ended June 30, 2015. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired.

The Partnership had 82 and 90 operating leases during the three months ended June 30, 2016 and 2015, respectively. The decline in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2016, funded primarily through debt financing.

Sale of Equipment

For the three months ended June 30, 2016, the Partnership sold equipment with a net book value of approximately $2,000 for net gain of approximately $22,000. For the three months ended June 30, 2015, the Partnership sold equipment with a net book value of approximately $2,000 for a net loss of approximately $1,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $133,000 for the three months ended June 30, 2016, from approximately $19,000 for the three months ended June 30, 2015. This increase is primarily attributable to an increase in other LP expenses of approximately $32,000, accounting fees, financial reporting and IT related expenses of approximately $9,000 as a result of a change in software used for SEC electronic filing and a CRM/Great Plains accounting system interface. In addition, legal fees associated with the investor complaint (see Note 7) resulted in an increase of approximately $60,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was waived for the three months ended June 30, 2016 as compared to approximately $6,000 earned for the three months ended June 30, 2015.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $136,000 for the three months ended June 30, 2016, from $248,000 for the three months ended June 30, 2015. This decrease is primarily due to significant leases that became fully depreciated, partially offset by new equipment acquisitions.

Net Loss

For the three months ended June 30, 2016, we recognized revenue of approximately $204,000 and expenses of approximately $275,000, resulting in net loss of approximately $71,000. For the three months ended June 30, 2015, we recognized revenue of approximately $233,000 and expenses of approximately $279,000, resulting in net loss of approximately $46,000. This change in net loss is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Lease Revenue

Our lease revenue decreased to approximately $358,000 for the six months ended June 30, 2016, from approximately $494,000 for the six months ended June 30, 2015. This decline was primarily due to fewer acquisitions of new leases during the six months ended June 30, 2016 compared to the termination of leases.

The Partnership had 81 and 87 operating leases during the six months ended June 30, 2016 and 2015, respectively. The decline in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2016, funded primarily through debt financing.

Sale of Equipment

The Partnership sold equipment with net book value of approximately $2,000 for the six months ended June 30, 2016 for a net gain of approximately $35,000. This compared to equipment sold for the six months ended June 30, 2015 with net book value of approximately $2,000, for a net loss of approximately $1,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $226,000 for the six months ended June 30, 2016, from approximately $67,000 for the six months ended June 30, 2015. This increase is primarily attributable to an increase in other LP expenses of approximately $70,000, accounting fees, financial reporting and IT related expenses of approximately $7,000 as a result of a change in software used for SEC electronic filing and a CRM/Great Plains accounting system interface. In addition, legal fees associated with the investor complaint (see Note 7) resulted in an increase of approximately $73,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee decreased to approximately $5,000 for the six months ended June 30, 2016 from approximately $13,000 for the six months ended June 30, 2015. This decline is consistent with the decrease in overall lease revenue and the waiving of equipment management fees by the General Partner effective in the second quarter of 2016.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $322,000 for the six months ended June 30, 2016, from $500,000 for the six months ended June 30, 2015. This decrease is primarily due to significant leases that became fully depreciated, partially offset by new equipment acquisitions.

Net Loss

For the six months ended June 30, 2016, we recognized revenue of approximately $397,000 and expenses of approximately $562,000, resulting in a net loss of approximately $165,000. For the six months ended June 30, 2015, we recognized revenue of approximately $499,000 and expenses of approximately $592,000, resulting in a net loss of approximately $93,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2016, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2016 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Investor Complaint

On November 10, 2015, certain investors (the “Claimants”) of the Partnership and Commonwealth Income & Growth Private Fund III (“CIGPF3”) filed an investor complaint with FINRA naming CCSC and Ms. Springsteen-Abbott (the “Respondents”).  The Claimants purchased limited partnership units in the Partnership and CIGPF3 between April 2005 and February 2007 at the advice and recommendation of their personal financial advisors.  The Claimants allege that the Respondents did not properly perform their duties as fund manager.  The Funds are not members of FINRA and/or subject to its jurisdiction and therefore the Respondents have in turn filed a complaint against the Claimants in the United States District Court for the District of Maryland to enjoin the Claimants from proceeding with the arbitration and requiring its dismissal.  Claimants withdrew its complaint with FINRA. CCC file to dismiss the compliant in federal court riven the withdrawal of the FINRA claim. There is no outstanding litigation or regulatory actions. Management believes that resolution of the matter is complete and will not result in any adverse financial impact to the Partnership.

Allied Health Care Services

As previously disclosed in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2014, management wrote off the fully reserved accounts receivable and fully impaired assets related to the lease to Allied Health Care Services, Inc. (“Allied”), due to the bankruptcy of Allied and the criminal conviction of its founder, Mr. Schwartz, for fraud. There have been no material changes in the status of Allied’s bankruptcy or in the likelihood of recovering available assets since the date of the Partnership’s annual report. The deadline for the bankruptcy trustee to pursue adversary claims against certain creditors has expired, including extensions. The bankruptcy trustee cannot seek to claim the Partnership's payments received from Allied; therefore the Partnership has no exposure to such potential claims. Commonwealth continues to pursue all of our rights against both Allied and Mr. Schwartz to recover any available assets to the greatest extent possible. During 2015, Commonwealth received an Allied bankruptcy settlement of approximately $448,000. The Partnership’s portion was approximately $90,000, which is included as a bad debt recovery in the 2015 fourth quarter statement of financial operations. The bankruptcy proceedings have been finalized and no further recovery is expected.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
August 15, 2016	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 15, 2016	By: /s/ Lynn A. Franceschina
Date	Lynn A. Franceschina
Executive Vice President, Chief Operating Officer