Form 10-Q
period 2017-03-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2017-05-15
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017 or

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company.)	Emerging growth company ☐

Indicate by check mark whether the registrant is an emerging growth company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

FORM 10-Q
March 31, 2017

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$33,313	$16,529
Lease income receivable, net of reserve of approximately $10,000 at March 31, 2017 and December 31, 2016, respectively	63,187	41,927
Other receivables	11,920	20,754
Prepaid expenses	702	309
	109,122	79,519

Net investment in finance leases	58,452	66,789

Equipment, at cost	6,269,021	6,142,862
Accumulated depreciation	(5,528,126)	(5,492,621)
	740,895	650,241

Total Assets	$908,469	$796,549

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$127,303	$127,286
Accounts payable, CIGF, Inc., net	76,654	104,992
Accounts payable, Commonwealth Capital Corp., net	323,435	249,525
Other accrued expenses	116,302	16,102
Unearned lease income	23,723	27,977
Notes payable	341,837	359,590
Total Liabilities	1,009,254	885,472

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	(101,785)	(89,923)
Total Partners' Capital	(100,785)	(88,923)

Total Liabilities and Partners' Capital	$908,469	$796,549

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue
Lease	$141,211	$177,773
Interest and other	1,116	1,830
Gain on sale of equipment	37	13,137
Total revenue and gain on sale of equipment	142,364	192,740

Expenses
Operating, excluding depreciation	67,922	92,492
Equipment management fee, General Partner	-	4,633
Interest	4,053	5,333
Depreciation	93,114	185,135
Total expenses	165,089	287,593

Other income (loss)
Gain from insurance recovery	10,863	-
Total other income (loss)	10,863	-

Net loss	$(11,862)	$(94,853)

Net loss allocated to Limited Partners	$(11,862)	$(94,853)

Net loss per equivalent Limited Partnership unit	$(0.01)	$(0.08)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,236,608	1,236,608

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the three months ended March 31, 2017
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2017	50	1,236,608	$1,000	$(89,923)	$(88,923)
Net loss	-	-	-	(11,862)	(11,862)
Balance, March 31, 2017	50	1,236,608	$1,000	$(101,785)	$(100,785)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Three months ended March 31,
	2017	2016

Net cash provided by operating activities	$27,189	$36,511

Investing activities:
Capital expenditures	(21,044)	(4,939)
Payments from finance leases	9,439	9,439
Net proceeds from the sale of equipment	1,200	13,137
Net cash (used in) provided by investing activities	(10,405)	17,637

Net increase in cash and cash equivalents	16,784	54,148

Cash and cash equivalents at beginning of period	16,529	51,344

Cash and cash equivalents at end of period	$33,313	$105,492

see accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Business

Commonwealth Income & Growth Fund V (the "Partnership") is a limited partnership organized in the Commonwealth of Pennsylvania in May 2003. The Partnership offered for sale up to 1,250,000 units of the limited partnership at the purchase price of $20 per unit (the "offering"). The Partnership reached the minimum amount in escrow and commenced operations on March 14, 2005. As of February 24, 2006, the Partnership was fully subscribed.

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

For the first quarter of 2017, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the three months ended March 31, 2017. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2017.

Liquidity and Going Concern

The Partnership has incurred recurring losses and has a working capital deficit at March 31, 2017. The Partnership believes it has alleviated these conditions as discussed below. The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2018. The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow.

The General Partner will continue to reassess the funding of limited partner distributions throughout 2017 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing.  This strategy allows the General Partner to acquire additional revenue generating leases thus maximizing overall return.  For the three months ended March 31, 2017, the Partnership has acquired approximately $185,000 in equipment, of which approximately $51,000 is leveraged.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2016 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2016 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2017.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2017 and December 31, 2016 due to the short term nature of these financial instruments.

The Partnership’s debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2017 and December 31, 2016 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Forgiveness of Related Party Payables

In accordance with ASC Topic 470-50 Debt Modifications and Extinguishments, the Partnership accounts for forgiveness of related party payables as Partners' capital transactions.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.
At March 31, 2017, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $35,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2017, the total cash bank balance was as follows:

At March 31, 2017	Balance
Total bank balance	$35,000
FDIC insured	(35,000)
Uninsured amount	$-

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

Recently Adopted Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update 2016-17— Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This standard was adopted January 1, 2017; however, adoption of this ASU had no impact on the Partnership’s financial statements during the three months ended March 31, 2017.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the three months ended March 31, 2017 and 2016, no remarketing fees were incurred or paid.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2017 and 2016 were approximately $1,000 and $0, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2017 was approximately $3,235,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2017 was approximately $10,156,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2017 was approximately $294,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2017 was approximately $1,366,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at March 31, 2017:

For the period ended December	Amount
Nine months ended December 31, 2017	$259,000
Year Ended December 31, 2018	178,000
Year Ended December 31, 2019	81,000
Year Ended December 31, 2020	5,000
$523,000

Finance Leases:

The following lists the approximate components of the net investment in direct financing leases:

	March 31, 2017	December 31, 2016
Total minimum lease payments to be received	$45,000	$55,000
Estimated residual value of leased equipment (unguaranteed)	17,000	17,000
Less: unearned income	(4,000)	(5,000)
Net investment in finance leases	$58,000	$67,000

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

The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at March 31, 2017:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of March 31, 2017 and December 31, 2016, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of approximate future minimum rentals on non-cancellable finance leases at March 31, 2017:

Amount
Nine months ended December 31, 2017	$24,000
2018	19,000
2019	2,000
Total	$45,000

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

4. Related Party Transactions

Receivables/Payables

As of March 31, 2017 and December 31, 2016, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2017	2016

Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2017 and 2016, the General Partner waived certain reimbursable expenses due to it by the Partnership. For the three months ended March 31, 2017 and 2016, the Partnership was charged approximately $0 and $38,000 in Other LP expense, respectively.
	$61,000	$40,000

Equipment Management Fee
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2017 and 2016, the General Partner waived certain reimbursable expenses due to it by the Partnership. For the three months ended March 31, 2017 and 2016, the Partnership was charged approximately $0 and $38,000 in Other LP expense, respectively.
	$-	$5,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31, 2017	December 31, 2016
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $478, including interest, with final payment in February 2017	-	1,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $951 to $1,327, including interest, with final payment in March 2017	-	2,000
Installment note payable to bank; interest at 4.85%, due in monthly installments of $922, including interest, with final payment in March 2017	-	3,000
Installment note payable to bank; interest at 1.60%, due in monthly installments of $2,286, including interest, with final payment in May 2017	5,000	11,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $1,991, including interest, with final payment in June 2017	2,000	4,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,711, including interest, with final payment in May 2017	3,000	5,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $132 to $663, including interest, with final payment in August 2017	2,000	4,000
Installment note payable to bank; interest at 4.85%, due in quarterly installments of $1,751, including interest, with final payment in September 2017	3,000	5,000
Installment note payable to bank; interest at 4.88%, due in quarterly installments of $1,852, including interest, with final payment in October 2017	13,000	18,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $9,663, including interest, with final payment in February 2018	38,000	47,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in March 2018	2,000	3,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in April 2018	4,000	5,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $2,797, including interest, with final payment in June 2018	14,000	16,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments of $458, including interest, with final payment in September 2018	5,000	3,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $132 to $1,479, including interest, with final payment in September 2018	18,000	22,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $803 to $1,216, including interest, with final payment in February 2019	25,000	29,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $296 to $458, including interest, with final payment in October 2018	9,000	13,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $208, including interest, with final payment in November 2018	1,000	2,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,116, including interest, with final payment in February 2019	48,000	54,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $175, including interest, with final payment in March 2019	4,000	5,000
Installment notes payable to bank; interest at 1.80% due in monthly installments ranging from $121 to $175, including interest, with final payment in April 2019	11,000	13,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,847, including interest, with final payment in December 2019	88,000	95,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,208, including interest, with final payment in February 2019	47,000	95,000
	$342,000	$360,000

These notes are secured by specific equipment with a carrying value of approximately $616,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2017 are as follows:

Amount
Nine months ended December 31, 2017	$163,000
Year ended December 31, 2018	136,000
Year ended December 31, 2019	43,000
$342,000

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

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at March 31, 2017 and December 31, 2016 was approximately $46,000 and $55,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at March 31, 2017 and December 31, 2016 is $9,000 and $12,000, respectively. The carrying value of the secured equipment under finance leases at March 31, 2017 and December 31, 2016 is approximately $62,000 and $72,000, respectively.

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2017 and 2016 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Three months ended March 31,	2017	2016
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$68,000	$97,000

Noncash investing and financing activities include the following:

Three months ended March 31,	2017	2016
Debt assumed in connection with purchase of equipment	$51,000	$95,000
Accrued expenses incurred in connection with the purchase of technology equipment	$113,000	$32,000

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

On September 28, 2016, 23 investors, in addition to the original Claimants (the "Florida Claimants") filed a complaint in the United States District Court for the Middle District of Florida, Albers et al. v. Commonwealth Capital Corp. et al., Case No. 6:16-cv-01713-Orl-37DCI, against the Partnership, Commonwealth Income & Growth Private Fund I, Commonwealth Income & Growth Private Fund II, CIGPF3 and CIGF5.  The allegation consists of breach of contract, securities fraud, misstatement in the prospectus, fraudulent concealment, negligence, common law fraud (the "Original Complaint").  On October 18, 2016, the judge dismissed the Original Complaint without prejudice with leave to refile. The judge dismissed the Original Complaint for procedural failures. On October 28, 2016, the Florida Claimants filed an amended complaint that included the original claims with the addition of claims for negligent supervision and breach of industry standards ("Amended Complaint"). The Respondents' counsel believes the allegations in the Amended Complaint fail to meet procedural requirements and are without merit, including the lapse of the statute of limitations on certain claims.  On January 6, 2017, the Respondents filed a motion to dismiss, which is pending at this time.  Management believes that resolution of the matter will not result in any adverse financial impact to the Partnership.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  The NAC Decision upheld the Panel’s ruling.  The bar took effect on August 23, 2016.  Ms. Springsteen-Abbott appealed the NAC Decision to the SEC.  On March 31, 2017, the SEC remanded the matter back to FINRA for further consideration consistent with the SEC’s remand, but did not suggest any view as to a particular outcome. While a decision is being reconsidered by FINRA, the sanctions for disgorgement and fines are not enforced against the Company.  As of May 15, 2017, management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association's (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for March was $8.9 billion, up 10% year-over-year from new business volume in March 2016. Volume was up 51% month-to-month from $5.9 billion in February. Year to date, cumulative new business volume was up 4% compared to 2016. Receivables over 30 days were 1.40%, down from 1.50% the previous month and up from 1.20% in the same period in 2016. Charge-offs were 0.68%, up from 0.38% the previous month, and up from 0.51% in the year-earlier period. Credit approvals totaled 74.5% in March, down slightly from 74.8% in February. Total headcount for equipment finance companies was up 19.9% year over year, a spike largely attributable to continued acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation's Monthly Confidence Index (MCI-EFI) for April is 65.8, easing from the March index of 71.1.

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

REVENUE RECOGNITION

Through March 31, 2017, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2017 and 2016 were approximately $1,000 and $0, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the three months ended March 31, 2017 was cash provided by operating activities of approximately $27,000, net proceeds from the sale of equipment of approximately $1,000 and payments from finance leases of approximately $9,000. This compares to the three months ended March 31, 2016 where our primary source of cash was cash provided by operating activities of approximately $37,000, net proceeds from the sale of equipment of approximately $13,000 and payments from finance leases of approximately $9,000.

Our primary use of cash for the three months ended March 31, 2017 was for the purchase of new equipment of approximately $21,000. Our primary uses of cash for the three months ended March 31, 2016 was for the purchase of new equipment of approximately $5,000.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

Cash was provided by operating activities for the three months ended March 31, 2017 of approximately $27,000, which includes a net loss of approximately $12,000 and depreciation expenses of approximately $93,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $68,000. For the three months ended March 31, 2016, cash was provided by operating activities of approximately $37,000, which includes a net loss of approximately $95,000 and depreciation expenses of approximately $185,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $97,000 and gain on sale of equipment of approximately $13,000.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at March 31, 2017 and December 31, 2016 was approximately $46,000 and $55,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at March 31, 2017 and December 31, 2016 is $9,000 and $12,000, respectively. The carrying value of the secured equipment under finance leases at March 31, 2017 and December 31, 2016 is approximately $62,000 and $72,000, respectively.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2017, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $35,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2017, the total cash bank balance was as follows:

At March 31, 2017	Balance
Total bank balance	$35,000
FDIC insured	(35,000)
Uninsured amount	$-

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of March 31, 2017, we had future minimum rentals on non-cancelable operating leases of approximately $259,000 for the balance of the year ending December 31, 2017 and approximately $264,000 thereafter. As of March 31, 2017, we had future minimum rentals on non-cancelable finance leases of approximately $24,000 for the balance of the year ending December 31, 2017 and approximately $21,000 thereafter.

As of March 31, 2017, our non-recourse debt was approximately $342,000, with interest rates ranging from 1.60% to 6.00%, and will be payable through February 2019.

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

The General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the three months ended March 31, 2017. The General Partner will continue to reassess the funding of limited partner distributions throughout 2017 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Lease Revenue

Our lease revenue decreased to approximately $141,000 for the three months ended March 31, 2017, from approximately $178,000 for the three months ended March 31, 2016. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired.

The Partnership had 71 and 78 active operating leases during the three months ended March 31, 2017 and 2016, respectively. The decrease in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2017, funded primarily through debt financing. As the operational phase of the Partnership has been extended to December 31, 2020, Management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

Sale of Equipment

For the three months ended March 31, 2017, we sold fully depreciated equipment for a net gain of $37. During the three months ended March 31, 2016, we sold fully depreciated equipment for a net gain of approximately $13,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $68,000 for the three months ended March 31, 2017, from approximately $92,000 for the three months ended March 31, 2016. This decrease is primarily attributable to a decrease in reimbursable expenses in connection with the administration and operation of the Partnership of approximately $38,000, partially offset by an increase in legal expense of approximately $21,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was waived for the three months ended March 31, 2017 as compared to approximately $5,000 earned for the three months ended March 31, 2016.

Depreciation and Amortization Expenses

Depreciation expenses consist of depreciation on equipment. These expenses decreased to approximately $93,000 for the three months ended March 31, 2017, from $185,000 for the three months ended March 31, 2016. This decrease is primarily due to significant leases that became fully depreciated, partially offset by new equipment acquisitions.

Net Loss

For the three months ended March 31, 2017, we recognized revenue of approximately $142,000, expenses of approximately $165,000 and other gain of approximately $11,000, resulting in a net loss of approximately $12,000. For the three months ended March 31, 2016, we recognized revenue of approximately $193,000 and expenses of approximately $288,000, resulting in a net loss of approximately $95,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

On September 28, 2016, 23 investors, in addition to the original Claimants (the "Florida Claimants") filed a complaint in the United States District Court for the Middle District of Florida, Albers et al. v. Commonwealth Capital Corp. et al., Case No. 6:16-cv-01713-Orl-37DCI, against the Partnership, Commonwealth Income & Growth Private Fund I, Commonwealth Income & Growth Private Fund II, CIGPF3 and CIGF5.  The allegation consists of breach of contract, securities fraud, misstatement in the prospectus, fraudulent concealment, negligence, common law fraud (the "Original Complaint").  On October 18, 2016, the judge dismissed the Original Complaint without prejudice with leave to refile. The judge dismissed the Original Complaint for procedural failures. On October 28, 2016, the Florida Claimants filed an amended complaint that included the original claims with the addition of claims for negligent supervision and breach of industry standards ("Amended Complaint"). The Respondents' counsel believes the allegations in the Amended Complaint fail to meet procedural requirements and are without merit, including the lapse of the statute of limitations on certain claims.  On January 6, 2017, the Respondents filed a motion to dismiss, which is pending at this time.  Management believes that resolution of the matter will not result in any adverse financial impact to the Partnership.

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds. Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  That Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.  Decisions issued by FINRA's Office of Hearing Officers may be appealed to FINRA's National Adjudicatory Council (NAC) pursuant to FINRA Rule 9311.  The NAC Decision upheld the Panel’s ruling.  The bar took effect on August 23, 2016.  Ms. Springsteen-Abbott appealed the NAC Decision to the SEC.  On March 31, 2017, the SEC remanded the matter back to FINRA for further consideration consistent with the SEC’s remand, but did not suggest any view as to a particular outcome. While a decision is being reconsidered by FINRA, the sanctions for disgorgement and fines are not enforced against the Company.  As of May 15, 2017, management believes that resolution of the appeal will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the FINRA matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 15, 2017	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2017 Date	By: /s/ Lynn A. Whatley Lynn A. Whatley Executive Vice President, Chief Operating Officer