Form 10-Q
period 2017-06-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2017-08-14
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017 or

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

FORM 10-Q
JUNE 30, 2017

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$8,267	$16,529
Lease income receivable, net of reserve of approximately
$10,000 at June 30, 2017 and December 31, 2016	74,503	41,927
Other receivables	20,744	20,754
Prepaid expenses	738	309
	104,252	79,519

Net investment in finance leases	50,097	66,789

Equipment, at cost	6,461,045	6,142,862
Accumulated depreciation	(5,639,630)	(5,492,621)
	821,415	650,241

Total Assets	$975,764	$796,549

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$129,542	$127,286
Accounts payable, CIGF, Inc., net	76,654	104,992
Accounts payable, Commonwealth Capital Corp., net	301,676	249,525
Other accrued expenses	2,981	16,102
Unearned lease income	33,936	27,977
Notes payable	520,033	359,590
Total Liabilities	1,064,822	885,472

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	(90,058)	(89,923)
Total Partners' Capital	(89,058)	(88,923)

Total Liabilities and Partners' Capital	$975,764	$796,549

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue
Lease	$158,207	$180,044	$299,418	$357,817
Interest and other	1,132	1,632	2,248	3,462
Gain on sale of equipment	645	22,354	682	35,491
Total revenue and gain on sale of equipment	159,984	204,030	302,348	396,770

Expenses
Operating, excluding depreciation and amortization	32,887	133,252	100,809	225,743
Equipment management fee, General Partner	-	-	-	4,633
Interest	4,272	4,965	8,325	10,298
Depreciation	111,098	136,330	204,212	321,465
Total expenses	148,257	274,547	313,346	562,139

Other income (loss)
Gain from insurance recovery	-	-	10,863	-
Total other income	-	-	10,863	-

Net income (loss)	$11,727	$(70,517)	$(135)	$(165,369)

Net income (loss) allocated to Limited Partners	$11,727	$(70,517)	$(135)	$(165,369)

Net income (loss) per equivalent Limited Partnership unit	$0.01	$(0.06)	$(0.00)	$(0.13)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,236,608	1,236,608	1,236,608	1,236,608

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the six months ended June 30, 2017
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2017	50	1,236,608	$1,000	$(89,923)	$(88,923)
Net loss	-	-	-	(135)	(135)
Balance, June 30, 2017	50	1,236,608	$1,000	$(90,058)	$(89,058)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Six months ended
	June 30,
	2017	2016

Net cash provided by (used in) operating activities	$38,151	$(47,753)

Cash flows from investing activities
Capital expenditures	(66,344)	(43,799)
Payments received from finance leases	18,731	18,879
Net proceeds from the sale of equipment	1,200	37,371

Net cash (used in) provided by investing activities	(46,413)	12,451

Cash flows from financing activities
Distributions to partners	-	(481)
Net cash used in financing activities	-	(481)

Net decrease in cash and cash equivalents	(8,262)	(35,783)

Cash and cash equivalents, beginning of period	16,529	51,344

Cash and cash equivalents, end of period	$8,267	$15,561

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

For the first and second quarter of 2017, the General Partner elected to forgo distributions and allocations of net income owed to it and suspended limited partner distributions. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2017.

Liquidity and Going Concern

The Partnership has incurred recurring losses and has a working capital deficit at June 30, 2017. The Partnership believes it has alleviated these conditions as discussed below. The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through June 30, 2018. The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow.

The General Partner will continue to reassess the funding of limited partner distributions throughout 2017 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing.  This strategy allows the General Partner to acquire additional revenue generating leases thus maximizing overall return.  For the six months ended June 30, 2017, the Partnership has acquired approximately $376,000 in equipment, of which approximately $310,000 is leveraged.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2016 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2016 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2017.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2017 and December 31, 2016 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2017 and December 31, 2016 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.
At June 30, 2017, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $10,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2017, the total cash bank balance was as follows:

At June 30, 2017	Balance
Total bank balance	$10,000
FDIC insured	(10,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2017 due to many factors, including cash receipts, equipment acquisitions and interest rates.

Recent Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update 2016-17— Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This standard was adopted January 1, 2017; however, adoption of this ASU had no impact on the Partnership’s financial statements during the six months ended June 30, 2017.

Recent Accounting Pronouncements Not Yet Adopted

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the six months ended June 30, 2017 and 2016, no remarketing fees were incurred or paid.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended June 30, 2017 and 2016 were approximately $1,000 and $0, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2017 was approximately $2,975,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2017 was approximately $8,826,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2017 was approximately $380,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2017 was approximately $1,437,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at June 30, 2017:

For the period ended December	Amount
Six months ended December 31, 2017	$231,000
Year Ended December 31, 2018	243,000
Year Ended December 31, 2019	140,000
Year Ended December 31, 2020	27,000
$641,000

Finance Leases:

The following lists the approximate components of the net investment in direct financing leases:

	June 30, 2017	December 31, 2016
Total minimum lease payments to be received	$36,000	$55,000
Estimated residual value of leased equipment (unguaranteed)	17,000	17,000
Less: unearned income	(3,000)	(5,000)
Net investment in finance leases	$50,000	$67,000

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

The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at June 30, 2017:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of June 30, 2017 and December 31, 2016, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of approximate future minimum rentals on non-cancellable finance leases at June 30, 2017:
Amount
Six months ended December 31, 2017	$14,000
2018	20,000
2019	2,000
Total	$36,000

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

4. Related Party Transactions

Receivables/Payables

As of June 30, 2017 and December 31, 2016, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing. As of June 30, 2017 and December 31, 2016, the Company’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Six months ended June 30,	2017	2016
Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended June 30, 2017 and 2016, the General Partner waived certain reimbursable expenses due to it by the Partnership. For the six months ended June 30, 2017 and 2016, the Partnership was charged approximately $0 and $70,000 in Other LP expense, respectively.
	$93,000	$210,000

Equipment Management Fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% and 2% of the gross lease revenues attributable to equipment which is subject to operating leases, respectively. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the six months ended June 30, 2017 and 2016. For the three months ended June 30, 2017, equipment management fees of approximately $4,000 were earned but were waived by the General Partner.
	$-	$5,000

5. Notes Payable

Notes payable consisted of the following approximate amounts:
	June 30, 2017	December 31, 2016
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $478, including interest, with final payment in February 2017	-	1,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $951 to $1,327, including interest, with final payment in March 2017	-	2,000
Installment note payable to bank; interest at 4.85%, due in monthly installments of $922, including interest, with final payment in March 2017	-	3,000
Installment note payable to bank; interest at 1.60%, due in monthly installments of $2,286, including interest, with final payment in May 2017	-	11,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $1,991, including interest, with final payment in June 2017	-	4,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,711, including interest, with final payment in May 2017	-	5,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $132 to $663, including interest, with final payment in August 2017	-	4,000
Installment note payable to bank; interest at 4.85%, due in quarterly installments of $1,751, including interest, with final payment in September 2017	2,000	5,000
Installment note payable to bank; interest at 4.88%, due in quarterly installments of $1,852, including interest, with final payment in October 2017	7,000	18,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $9,663, including interest, with final payment in February 2018	28,000	47,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in March 2018	2,000	3,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in April 2018	3,000	5,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $2,797, including interest, with final payment in June 2018	11,000	16,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments of $458, including interest, with final payment in September 2018	2,000	3,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $132 to $1,479, including interest, with final payment in September 2018	14,000	22,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $803 to $1,216, including interest, with final payment in February 2019	22,000	29,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $296 to $458, including interest, with final payment in October 2018	10,000	13,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $208, including interest, with final payment in November 2018	1,000	2,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,116, including interest, with final payment in February 2019	42,000	54,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $175, including interest, with final payment in March 2019	4,000	5,000
Installment notes payable to bank; interest at 1.80% due in monthly installments ranging from $121 to $175, including interest, with final payment in April 2019	10,000	13,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,847, including interest, with final payment in December 2019	80,000	95,000
Installment note payable to bank; interest at 4.47% due in monthly installments of $2,208, including interest, with final payment in February 2019	40,000	-
Installment note payable to bank; interest at 5.25% due in quarterly installments of $8,102, including interest, with final payment in December 2019	76,000	-
Installment note payable to bank; interest at 4.87% due in quarterly installments of $11,897, including interest, with final payment in January 2020	134,000	-
Installment note payable to bank; interest at 5.75% due in monthly installments of $857, including interest, with final payment in November 2020	32,000	-
	$520,000	$360,000

These notes are secured by specific equipment with a carrying value of approximately $724,000 as of June 30, 2017 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to June 30, 2017 are as follows:
Amount
Six months ended December 31, 2017	$151,000
Year ended December 31, 2018	218,000
Year ended December 31, 2019	130,000
Year ended December 31, 2020	21,000
$520,000

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

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at June 30, 2017 and December 31, 2016 was approximately $37,000 and $55,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at June 30, 2017 and December 31, 2016 is $7,000 and $12,000, respectively. The carrying value of the secured equipment under finance leases at June 30, 2017 and December 31, 2016 is approximately $53,000 and $72,000, respectively.

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2017 and 2016 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2017	2016
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$160,000	$199,000

Noncash investing and financing activities include the following:

Six months ended June 30,	2017	2016
Debt assumed in conjunction with purchase of equipment	$310,000	$118,000

At June 30, 2017 and 2016, the Partnership wrote-off fully amortized acquisition and finance fees of approximately $0 and $6,000, respectively.

At June 30, 2017 and 2016, the Partnership wrote-off fully depreciated equipment of approximately $53,000 and $0, respectively.

7. Commitments and Contingencies

Investor Complaint

On November 10, 2015, certain investors (the “Claimants”) of Commonwealth Income & Growth Fund V (“CIGF5”) and Commonwealth Income & Growth Private Fund III (“CIGPF3”) (Collectively referred to as the “Funds”), filed an investor complaint with FINRA naming CCSC and Ms. Springsteen-Abbott (the “Respondents”).  The Claimants, at the advice and recommendation of their personal financial advisors, purchased limited partnership units in CIGF5 between February 2005 and February 2006 and in CIGPF3 between April 2005 and February 2007.  The Claimants allege that the Respondents did not properly perform their duties as fund manager.  The Funds are not members of FINRA and/or subject to its jurisdiction.

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

On September 28, 2016, 23 investors, in addition to the original Claimants (the “Florida Claimants”) filed a complaint in the United States District Court for the Middle District of Florida, Albers et al. v. Commonwealth Capital Corp. et al., Case No. 6:16-cv-01713-Orl-37DCI, against the Partnership, Commonwealth Income & Growth Private Fund I, Commonwealth Income & Growth Private Fund II, CIGPF3 and CIGF5.  The allegation consists of breach of contract, securities fraud, misstatement in the prospectus, fraudulent concealment, negligence, common law fraud (the “Original Complaint”).  On October 18, 2016, the judge dismissed the Original Complaint without prejudice with leave to refile. The judge dismissed the Original Complaint for procedural failures. On October 28, 2016, the Florida Claimants filed an amended complaint that included the original claims with the addition of claims for negligent supervision and breach of industry standards (“Amended Complaint’). On July 17, 2017 the United States Court for the Middle District of Florida dismissed all claims and closed the file.

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

On July 21, 2017, FINRA reaffirmed its position on the bar from the securities industry, but reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226, and reduced the proposed fine from $100,000 to $50,000. On August 14, 2017 respondents appealed FINRA’s revised ruling. As of August 14, 2017, management believes that final resolution will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the legal matter is resolved. Ms. Springsteen-Abbott has filed a Notice of Appeal with the SEC.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for June was $9.8 billion, down 2% year-over-year from new business volume in June 2016. Volume was up 27% month-to-month from $7.7 billion in May. Year to date, cumulative new business volume was up 5% compared to 2016. Receivables over 30 days were 1.30%, down from 1.40% the previous month and down from 1.40% in the same period in 2016. Charge-offs were 0.38%, down from 0.47% the previous month, and down from 0.65% in the year-earlier period. Credit approvals totaled 75.9% in June, down from 77% in May. Total headcount for equipment finance companies was up 16.6% year over year, largely attributable to continued acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) for July is 63.5, steady with the two previous months.

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

REVENUE RECOGNITION

Through June 30, 2017, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended June 31, 2017 and 2016 were approximately $1,000 and $0, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the six months ended June 30, 2017 were net cash provided by operating activities of approximately $38,000, payments from finance leases of approximately $19,000 and net proceeds from the sale of equipment of approximately $1,000. This compares to the six months ended June 30, 2016 where our primary sources of cash was payments from finance leases of approximately $19,000 and net proceeds from the sale of equipment of approximately $37,000.

Our primary use of cash for the six months ended June 30, 2017 was the purchase of new equipment of approximately $66,000. Our primary uses of cash for the six months ended June 30, 2016 was cash used in operating activities of approximately $48,000 and the purchase of new equipment of approximately $44,000.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

Cash was used in operating activities for the six months ended June 30, 2017 of approximately $7,000, which includes a net loss of approximately $135 and depreciation and amortization expenses of approximately $204,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $160,000. Cash was used in operating activities for the six months ended June 30, 2016 of approximately $48,000, which includes a net loss of approximately $165,000 and depreciation and amortization expenses of approximately $321,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $199,000.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at June 30, 2017 and December 31, 2016 was approximately $37,000 and $55,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at June 30, 2017 and December 31, 2016 is $7,000 and $12,000, respectively. The carrying value of the secured equipment under finance leases at June 30, 2017 and December 31, 2016 is approximately $53,000 and $72,000, respectively.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.
At June 30, 2017, cash and cash equivalents was held in two accounts maintained at one financial institution with an aggregate balance of approximately $10,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2017, the total cash bank balance was as follows:

At June 30, 2017	Balance
Total bank balance	$10,000
FDIC insured	(10,000)
Uninsured amount	$-

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2017, we had future minimum rentals on non-cancelable operating leases of approximately $231,000 for the balance of the year ending December 31, 2017 and approximately $410,000 thereafter.  As of June 30, 2017, we had future minimum rentals on non-cancelable finance leases of approximately $14,000 for the balance of the year ending December 31, 2017 and approximately $22,000 thereafter.

As of June 30, 2017, our non-recourse debt was approximately $520,000, with interest rates ranging from 1.8% to 6.0%, and will be payable through November 2020.

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

The General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the six months ended June 30, 2017. The General Partner will continue to reassess the funding of limited partner distributions throughout 2017 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through June 30, 2018. The General Partner will continue to reassess the funding of limited partner distributions throughout 2017 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions; the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds, thus maximizing overall return.

RESULTS OF OPERATIONS

Three months ended June 30, 2017 compared to three months ended June 30, 2016

Lease Revenue

Our lease revenue decreased to approximately $158,000 for the three months ended June 30, 2017, from approximately $180,000 for the three months ended June 30, 2016. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired.

The Partnership had 77 and 82 operating leases during the three months ended June 30, 2017 and 2016, respectively. The decline in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2017, funded primarily through debt financing. As the operational phase of the Partnership has been extended to December 31, 2020, management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

Sale of Equipment

For the three months ended June 30, 2017, the Partnership sold equipment with a net book value of approximately $1,000 for net of approximately $0. For the three months ended June 30, 2016, the Partnership sold equipment with a net book value of approximately $2,000 for a net gain of approximately $22,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $33,000 for the three months ended June 30, 2017, from approximately $133,000 for the three months ended June 30, 2016. This decrease is primarily attributable to a decrease in legal fees associated with the Investor Complaint (see note 7) of approximately $61,000, other LP expenses of approximately $32,000 and accounting fees of approximately $7,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee of approximately $4,000 and $6,000 for the three months ended June 30, 2017 and 2016 was earned but waived by the General Partner.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $110,000 for the three months ended June 30, 2017, from $136,000 for the three months ended June 30, 2016. This decrease is primarily due to significant leases that became fully depreciated, partially offset by new equipment acquisitions.

Net Income (Loss)

For the three months ended June 30, 2017, we recognized revenue of approximately $160,000 and expenses of approximately $148,000, resulting in net income of approximately $12,000. For the three months ended June 30, 2016, we recognized revenue of approximately $204,000 and expenses of approximately $275,000, resulting in net loss of approximately $71,000. This change in net loss is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2017 compared to six months ended June 30, 2016

Lease Revenue

Our lease revenue decreased to approximately $299,000 for the six months ended June 30, 2017, from approximately $358,000 for the six months ended June 30, 2016. This decline was primarily due to fewer acquisitions of new leases during the six months ended June 30, 2017 compared to the termination of leases.

The Partnership had 79 and 81 operating leases during the six months ended June 30, 2017 and 2016, respectively. The decline in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2017, funded primarily through debt financing. As the operational phase of the Partnership has been extended to December 31, 2020, management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

Sale of Equipment

The Partnership sold equipment with net book value of approximately $1,000 for the six months ended June 30, 2017 for a net gain of $37. This compared to equipment sold for the six months ended June 30, 2016 with net book value of approximately $2,000, for a net gain of approximately $35,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $101,000 for the six months ended June 30, 2017, from approximately $226,000 for the six months ended June 30, 2016. This decrease is primarily attributable to a decrease in other LP expenses of approximately $70,000, legal fees associated with the Investor complaint (see note 7) of approximately $51,000 and accounting fees of approximately $12,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee of approximately $5,000 and $9,000 for the three months ended June 30, 2017 and 2016 was earned but waived by the General Partner.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $204,000 for the six months ended June 30, 2017, from $322,000 for the six months ended June 30, 2016. This decrease is primarily due to significant leases that became fully depreciated, partially offset by new equipment acquisitions.

Net Loss

For the six months ended June 30, 2017, we recognized revenue of approximately $302,000, expenses of approximately $313,000 and an insurance recovery of approximately $11,000, resulting in a net loss of $135. For the six months ended June 30, 2016, we recognized revenue of approximately $397,000 and expenses of approximately $562,000, resulting in a net loss of approximately $165,000. This change in net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Legal Proceedings

Investor Complaint

On November 10, 2015, certain investors (the “Claimants”) of Commonwealth Income & Growth Fund V (“CIGF5”) and Commonwealth Income & Growth Private Fund III (“CIGPF3”) (Collectively referred to as the “Funds”), filed an investor complaint with FINRA naming CCSC and Ms. Springsteen-Abbott (the “Respondents”).  The Claimants, at the advice and recommendation of their personal financial advisors, purchased limited partnership units in CIGF5 between February 2005 and February 2006 and in CIGPF3 between April 2005 and February 2007.  The Claimants allege that the Respondents did not properly perform their duties as fund manager.  The Funds are not members of FINRA and/or subject to its jurisdiction.

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

On September 28, 2016, 23 investors, in addition to the original Claimants (the “Florida Claimants”) filed a complaint in the United States District Court for the Middle District of Florida, Albers et al. v. Commonwealth Capital Corp. et al., Case No. 6:16-cv-01713-Orl-37DCI, against the Partnership, Commonwealth Income & Growth Private Fund I, Commonwealth Income & Growth Private Fund II, CIGPF3 and CIGF5.  The allegation consists of breach of contract, securities fraud, misstatement in the prospectus, fraudulent concealment, negligence, common law fraud (the “Original Complaint”).  On October 18, 2016, the judge dismissed the Original Complaint without prejudice with leave to refile. The judge dismissed the Original Complaint for procedural failures. On October 28, 2016, the Florida Claimants filed an amended complaint that included the original claims with the addition of claims for negligent supervision and breach of industry standards (“Amended Complaint’). On July 17, 2017 the United States Court for the Middle District of Florida dismissed all claims and closed the file.

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

On July 21, 2017, FINRA reaffirmed its position on the bar from the securities industry, but reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226, and reduced the proposed fine from $100,000 to $50,000. On August 14, 2017 respondents appealed FINRA’s revised ruling. As of August 14, 2017, management believes that final resolution will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the legal matter is resolved. Ms. Springsteen-Abbott has filed a Notice of Appeal with the SEC.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

August 14, 2017	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2017	By: /s/ Lynn A. Whatley
Date	Lynn A. Whatley
Executive Vice President, Chief Operating Officer