Form 10-Q
period 2017-09-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2017-11-14
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017 or

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

FORM 10-Q
September 30, 2017

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$9,934	$16,529
Lease income receivable, net of reserve of approximately
$10,000 at September 30, 2017 and December 31, 2016	80,023	41,927
Other receivables	10,312	20,754
Prepaid expenses	1,994	309
	102,263	79,519

Net investment in finance leases	39,176	66,789

Equipment, at cost	6,743,712	6,142,862
Accumulated depreciation	(5,759,964)	(5,492,621)
	983,748	650,241

Total Assets	$1,125,187	$796,549

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Accounts payable	$135,912	$127,286
Accounts payable, CIGF, Inc., net	74,884	104,992
Accounts payable, Commonwealth Capital Corp., net	272,014	249,525
Other accrued expenses	54,726	16,102
Unearned lease income	41,324	27,977
Notes payable	635,992	359,590
Total Liabilities	1,214,852	885,472

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL (DEFICIT)
General Partner	1,000	1,000
Limited Partners	(90,665)	(89,923)
Total Partners' Capital (Deficit)	(89,665)	(88,923)

Total Liabilities and Partners' Capital (Deficit)	$1,125,187	$796,549

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue
Lease	$164,740	$179,717	$464,158	$537,534
Interest and other	3,445	1,407	5,693	4,869
Gain on sale of equipment	1,944	-	2,626	35,000
Total revenue and gain on sale of equipment	170,129	181,124	472,477	577,403

Expenses
Operating, excluding depreciation and amortization	41,445	97,145	142,254	322,888
Equipment management fee, General Partner	-	-	-	4,633
Interest	6,631	3,978	14,956	14,276
Depreciation	120,333	126,083	324,545	447,548
Amortization of equipment acquisition costs and deferred expenses	-	491	-	-
Total expenses	168,409	227,697	481,755	789,345

Other income
Gain from insurance recovery	-	-	10,863	-
Total other income	-	-	10,863	-

Net income (loss)	$1,720	$(46,573)	$1,585	$(211,942)

Net income (loss) allocated to Limited Partners	$1,720	$(46,573)	$1,585	$(211,942)

Net income (loss) per equivalent Limited Partnership unit	$0.00	$(0.04)	$0.00	$(0.17)

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,236,386	1,236,608	1,236,533	1,236,608

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 2017
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2017	50	1,236,608	$1,000	$(89,923)	$(88,923)
Net income	-	-	-	1,585	1,585
Redemptions	-	(460)	-	(2,610)	(2,610)
Capital Contribution - CCC	-	-	-	283	283
Balance, September 30, 2017	50	1,236,148	$1,000	$(90,665)	$(89,665)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended
	September 30,
	2017	2016

Net cash provided by (used in) operating activities	$76,108	$(44,756)

Cash flows from investing activities
Capital expenditures	(112,497)	(74,089)
Payments received from finance leases	26,290	28,170
Net proceeds from the sale of equipment	5,830	40,813

Net cash used in investing activities	(80,377)	(5,106)

Cash flows from financing activities
Redemptions	(2,326)
Distributions to partners	-	(481)
Net cash used in financing activities	(2,326)	(481)

Net decrease in cash and cash equivalents	(6,595)	(50,343)

Cash and cash equivalents, beginning of period	16,529	51,344

Cash and cash equivalents, end of period	$9,934	$1,001

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

For the nine months ended September 30, 2017, the General Partner elected to forgo distributions and allocations of net income owed to it and suspended limited partner distributions. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2017. The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow.

Liquidity and Going Concern

The Partnership has incurred recurring losses and has a working capital deficit at September 30, 2017. The Partnership believes it has alleviated these conditions as discussed below. The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through September 30, 2018. The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow.

The General Partner will continue to reassess the funding of limited partner distributions throughout 2017 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing. This strategy allows the General Partner to acquire additional revenue generating leases thus maximizing overall return.  For the nine months ended September 30, 2017, the Partnership has acquired approximately $657,000 in equipment, of which approximately $545,000 is leveraged.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2016 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2016 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2017 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2017.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2017 and December 31, 2016 due to the short term nature of these financial instruments.

The Partnership’s debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2017 and December 31, 2016 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.
At September 30, 2017, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $11,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2017, the total cash bank balance was as follows:

At September 30, 2017	Balance
Total bank balance	$11,000
FDIC insured	(11,000)
Uninsured amount	$-

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

Recent Accounting Pronouncements

In October 2016, the FASB issued Accounting Standards Update 2016-17— Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This standard was adopted January 1, 2017; however, adoption of this ASU had no impact on the Partnership’s financial statements during the nine months ended September 30, 2017.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations.  For the nine months ended September 30, 2017 and 2016, no remarketing fees were incurred or paid.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the nine months ended September 30, 2017 and 2016 were approximately $0 and $500, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2017 was approximately $3,165,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2017 was approximately $11,456,000.  The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2017 was approximately $473,000 and is included in the Partnership’s notes payable on its balance sheet.  The total outstanding debt related to the equipment shared by the Partnership at September 30, 2017 was approximately $3,379,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at September 30, 2017:

For the period ended December	Amount
Three months ended December 31, 2017	$143,000
Year Ended December 31, 2018	321,000
Year Ended December 31, 2019	218,000
Year Ended December 31, 2020	84,000
Year Ended December 31, 2021	7,000
$773,000

Finance Leases:

The following lists the approximate components of the net investment in direct financing leases:
	September 30, 2017	December 31, 2016
Total minimum lease payments to be received	$28,000	$55,000
Estimated residual value of leased equipment (unguaranteed)	13,000	17,000
Less: unearned income	(2,000)	(5,000)
Net investment in finance leases	$39,000	$67,000

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

The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at September 30, 2017:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of September 30, 2017 and December 31, 2016, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of approximate future minimum rentals on non-cancellable finance leases at September 30, 2017:

Amount
Three months ended December 31, 2017	$7,000
2018	20,000
2019	1,000
Total	$28,000

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

4. Related Party Transactions

Receivables/Payables

As of September 30, 2017 and December 31, 2016, the Company’s related party receivables and payables are short term, unsecured, and non-interest bearing.

Nine months ended September 30,	2017	2016
Reimbursable Expenses
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the nine months ended September 30, 2017 and 2016, “Other LP” expense was charged to the Partnership of approximately $0 and $98,000, respectively.	$122,000	$308,000

Equipment Management Fee
Reimbursable expenses, which are charged to the partnership by CCC in connection with the administration and operation of the Partnership, are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases. For the nine months ended June 30, 2017 and 2016, equipment management fees of approximately $12,000 and $9,000, respectively, were earned but waived by the General Partner.	$-	$5,000

5. Notes Payable

	September 30, 2017	December 31, 2016
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $478, including interest, with final payment in February 2017	-	1,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $951 to $1,327, including interest, with final payment in March 2017	-	2,000
Installment note payable to bank; interest at 4.85%, due in monthly installments of $922, including interest, with final payment in March 2017	-	3,000
Installment note payable to bank; interest at 1.60%, due in monthly installments of $2,286, including interest, with final payment in May 2017	-	11,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $1,991, including interest, with final payment in June 2017	-	4,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,711, including interest, with final payment in May 2017	-	5,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $132 to $663, including interest, with final payment in August 2017	-	4,000
Installment note payable to bank; interest at 4.85%, due in quarterly installments of $1,751, including interest, with final payment in September 2017	-	5,000
Installment note payable to bank; interest at 4.88%, due in quarterly installments of $1,852, including interest, with final payment in October 2017	2,000	18,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $9,663, including interest, with final payment in February 2018	19,000	47,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in March 2018	1,000	3,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in April 2018	3,000	5,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $2,797, including interest, with final payment in June 2018	8,000	16,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments of $458, including interest, with final payment in September 2018	2,000	3,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $132 to $1,479, including interest, with final payment in September 2018	10,000	22,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $803 to $1,216, including interest, with final payment in February 2019	19,000	29,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $296 to $458, including interest, with final payment in October 2018	8,000	13,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $208, including interest, with final payment in November 2018	1,000	2,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,116, including interest, with final payment in February 2019	36,000	54,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $175, including interest, with final payment in March 2019	3,000	5,000
Installment notes payable to bank; interest at 1.80% due in monthly installments ranging from $121 to $175, including interest, with final payment in April 2019	9,000	13,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,847, including interest, with final payment in December 2019	73,000	95,000
Installment note payable to bank; interest at 4.47% due in monthly installments of $2,208, including interest, with final payment in February 2019	34,000	-
Installment note payable to bank; interest at 5.25% due in quarterly installments of $8,102, including interest, with final payment in December 2019	68,000	-
Installment note payable to bank; interest at 4.87% due in quarterly installments of $11,897, including interest, with final payment in January 2020	111,000	-
Installment note payable to bank; interest at 5.56% due in monthly installments of $2,925, including interest, with final payment in June 2020	89,000	-
Installment note payable to bank; interest at 5.75% due in monthly installments of $857, including interest, with final payment in November 2020	30,000	-
Installment note payable to bank; interest at 5.31% due in quarterly installments of $4,618, including interest, with final payment in January 2021	59,000	-
Installment note payable to bank; interest at 4.70% due in monthly installments of $1,360, including interest, with final payment in February 2021	51,000	-
	$636,000	$360,000

These notes are secured by specific equipment with a carrying value of approximately 890,000 as of September 30, 2017 and are nonrecourse liabilities of the Partnership.  As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis.  Aggregate maturities of notes payable for each of the periods subsequent to September 30, 2017 are as follows:
Amount
Three months ended December 31, 2017	$42,000
Year ended December 31, 2018	296,000
Year ended December 31, 2019	210,000
Year ended December 31, 2020	81,000
Year ended December 31, 2021	7,000
$636,000

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

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at September 30, 2017 and December 31, 2016 was approximately $29,000 and $55,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at September 30, 2017 and December 31, 2016 is $5,000 and $12,000, respectively. The carrying value of the secured equipment under finance leases at September 30, 2017 and December 31, 2016 is approximately $46,000 and $72,000, respectively.

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2017 and 2016 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2017	2016
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$268,000	$296,000

Noncash investing and financing activities include the following:

Nine months ended September 30,	2017	2016
Debt assumed in conjunction with purchase of equipment	$545,000	$118,000

At September 30, 2017 and 2016, the Partnership wrote-off fully depreciated equipment of approximately $83,000 and $0, respectively.

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

On July 21, 2017, FINRA reaffirmed its position on the bar from the securities industry, but reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226, and reduced the proposed fine from $100,000 to $50,000. On August 14, 2017 respondents appealed FINRA’s revised ruling. As of November 14, 2017, management believes that final resolution will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the legal matter is resolved. Ms. Springsteen-Abbott has filed a Notice of Appeal and Preliminary Statement with the SEC.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $8.7 billion, down 7% year-over-year from new business volume in September 2016. Volume was up 12% month-to-month from $7.8 billion in August. Year to date, cumulative new business volume was up 4% compared to 2016. Receivables over 30 days were 1.40%, down from 1.50% the previous month and down from 1.50% in the same period in 2016. Charge-offs were 0.40%, down from 0.44% the previous month, and down from 0.46 in the year-earlier period. Credit approvals totaled 74% in September, down from 75.3% in August. Total headcount for equipment finance companies was up 16.5% year over year, largely attributable to continued acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) for October is 63.7, unchanged from September.

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

REVENUE RECOGNITION

As of September 30, 2017, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the nine months ended September 30, 2017 and 2016 were approximately $0 and $500, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the nine months ended September 30, 2017 were provided by operating activities of approximately $76,000, payments received from finance leases of approximately $26,000 and proceeds from the sale of equipment of approximately $6,000.  This compares to the nine months ended September 30, 2016 where our primary sources of cash were provided by payments received from finance leases of approximately $28,000 and proceeds from the sale of equipment of approximately $41,000.

Our primary use of cash for the nine months ended September 30, 2017 was for the purchase of new equipment of approximately $112,000.  For the nine months ended September 30, 2016, our primary uses of cash were operating activities of approximately $45,000 and for the purchase of new equipment of approximately $74,000.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

For the nine months ended September 30, 2017 cash was used in the purchase of new equipment of approximately $112,000, which includes a net gain of approximately $2,000 and depreciation and amortization expenses of approximately $325,000.  Other non-cash activities included in the determination of net gain include direct payments of lease income by lessees to banks of approximately $268,000 and a gain on sale of equipment in the amount of approximately $3,000.  For the nine months ended September 30, 2016 cash was used in operating activities of approximately $45,000, which includes a net loss of approximately $212,000 and depreciation and amortization expenses of approximately $448,000.  Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $296,000 and a gain on sale of equipment in the amount of approximately $35,000.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at September 30, 2017 and December 31, 2016 was approximately $29,000 and $55,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at September 30, 2017 and December 31, 2016 is $5,000 and $12,000, respectively. The carrying value of the secured equipment under finance leases at September 30, 2017 and December 31, 2016 is approximately $46,000 and $72,000, respectively.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less. At September 30, 2017, cash was held in two accounts maintained at one financial institution with an aggregate balance of approximately $11,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2017, the total cash bank balance was as follows:

At September 30, 2017	Balance
Total bank balance	$11,000
FDIC insured	(11,000)
Uninsured amount	$-

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2017, we had future minimum rentals on non-cancelable operating leases of approximately $143,000 for the balance of the year ending December 31, 2017 and approximately $630,000 thereafter.  As of September 30, 2017, we had future minimum rentals on non-cancelable finance leases of approximately $9,000 for the balance of the year ending December 31, 2017 and approximately $42,000 thereafter.

As of September 30, 2017, our non-recourse debt was approximately $636,000, with interest rates ranging from 1.80% to 6.00%, and will be payable through February 2021.

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

The General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the nine months ended September 30, 2017. The General Partner will continue to reassess the funding of limited partner distributions throughout 2017 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Lease Revenue

Our lease revenue decreased to approximately $165,000 for the three months ended September 30, 2017, from approximately $180,000 for the three months ended September 30, 2016.  This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired.

The Partnership had 78 and 84 operating leases during the three months ended September 30, 2017 and 2016, respectively.  The decline in number of active leases is consistent with the overall decrease in lease revenue.  Management expects to add new leases to our portfolio throughout the remainder of 2017, funded primarily through debt financing. As the operational phase of the Partnership has been extended to December 31, 2020, management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

Sale of Equipment

For the three months ended September 30, 2017, the Partnership sold equipment with a net book value of approximately $3,000 for a net gain of approximately $2,000.  For the three months ended September 30, 2016, the Partnership sold equipment with net book value of approximately $4,000 for a net loss of approximately $500.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $41,000 for the three months ended September 30, 2017, from approximately $97,000 for the three months ended September 30, 2016.  This increase is primarily attributable to a decrease in other LP expenses of approximately $29,000, a decrease in legal fees of approximately $23,000 and a decrease in accounting fees of approximately $3,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee was waived for the three months ended September 30, 2017 as well as for the three months ended September 30, 2016.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $120,000 for the three months ended September 30, 2017, from approximately $126,000 for the three months ended September 30, 2016.  This decrease is primarily due to significant leases that became fully depreciated, partially offset by new equipment acquisitions.

Net Income

For the three months ended September 30, 2017, we recognized revenue of approximately $170,000 and expenses of approximately $168,000, resulting in a net gain of approximately $2,000.  For the three months ended September 30, 2016, we recognized revenue of approximately $181,000 and expenses of approximately $228,000, resulting in a net loss of approximately $47,000. This change in net gain is due to the changes in revenue and expenses as described above.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Lease Revenue

Our lease revenue decreased to approximately $464,000 for the nine months ended September 30, 2017, from approximately $538,000 for the nine months ended September 30, 2016.  This decrease was primarily due to the replacement of matured leases with newly acquired leases generating less in revenue.

The Partnership had 82 operating leases during both the nine months ended September 30, 2017 and 2016. Management expects to add new leases to our portfolio throughout the remainder of 2017, funded primarily through debt financing. As the operational phase of the Partnership has been extended to December 31, 2020, management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

Sale of Equipment

The Partnership sold equipment with net book value of approximately $3,000 for the nine months ended September 30, 2017 for a net gain of approximately $3,000.  This compared to equipment sold for the nine months ended September 30, 2016 with net book value of approximately $6,000, for a net gain of approximately $35,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $142,000 for the nine months ended September 30, 2017, from approximately $323,000 for the nine months ended September 30, 2016.  This decrease is primarily attributable to a decrease in other LP expenses of approximately $98,000, a decrease in legal fees of approximately $74,000, a decrease in accounting fees of approximately $15,000 and a decrease in IT related accounting expenses of approximately $4,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases.  The equipment management fee decreased to approximately $0 for the nine months ended September 30, 2017 from approximately $5,000 for the nine months ended September 30, 2016.  This decline is consistent with the decrease in overall lease revenue and the waiving of equipment management fees by the General Partner effective in the second quarter of 2016.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $325,000 for the nine months ended September 30, 2017, from $448,000 for the nine months ended September 30, 2016.  This decrease is primarily due to significant leases that became fully depreciated, partially offset by new equipment acquisitions.

Net Income

For the nine months ended September 30, 2017, we recognized revenue of approximately $472,000 expenses of approximately $482,000 and an insurance recovery of approximately $11,000, resulting in net loss of approximately $1,000. For the nine months ended September 30, 2016, we recognized revenue of approximately $577,000 and expenses of approximately $789,000, resulting in net loss of approximately $212,000. This change in net gain is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the second quarter of 2017 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

On July 21, 2017, FINRA reaffirmed its position on the bar from the securities industry, but reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226, and reduced the proposed fine from $100,000 to $50,000. On August 14, 2017 respondents appealed FINRA’s revised ruling. As of November 14, 2017, management believes that final resolution will not result in any material adverse financial impact on the Funds, but no assurance can be provided until the legal matter is resolved. Ms. Springsteen-Abbott has filed a Notice of Appeal and Preliminary Statement with the SEC.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 14, 2017	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer
Commonwealth Income & Growth Fund, Inc.

November 14, 2017	By: /s/ Lynn A. Whatley
Date	Lynn A. Whatley
Executive Vice President, Chief Operating Officer