Form 10-K
period 2017-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2018-04-02
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017 or

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
DECEMBER 31, 2017

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

For the year ended December 31, 2017, limited partners redeemed 460 units of the partnership for a total redemption price of approximately $3,000 in accordance with the terms of the limited partnership agreement. There were no redemptions of partnership interests during the year ended December 31, 2016.

For the years ended December 31, 2017 and 2016, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2018 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2019. The General Partner will continue to reassess the funding of limited partner distributions throughout 2018 and will continue to waive certain fees. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

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

As of December 31, 2017, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2017, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. Through December 31, 2017, the Partnership has acquired a diversified equipment portfolio, which it has leased to 12 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2017 are as follows:

Equipment Type	Approximate %
Desktops - Tier 1/Laptops	6%
Digital Storage	20%
High End Sun Servers	16%
High Volume & Spec Printers	3%
Servers/Other	44%
Inventory Control Centers	2%
Workstations	9%
Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2017, all leases that have been entered into are “triple net leases”.

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2017, the Partnership has not entered into any such agreements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2017 and 2016, there were no remarketing fees incurred and/or paid with cash or netted against receivables due from such parties.

Investment Criteria

When evaluating potential lease transactions in which we will invest, the general partner and CCC’s management team performs a detailed credit and risk analysis of both the lessee and the lease transaction itself. The risk of doing business with the potential lessee and the economics of each particular transaction must both be acceptable to our portfolio management team and to the CEO of the General Partner, who specifically approves each and every lease transaction. Some of the criteria we evaluate are described below:

Evaluation of Lessees

The management team will perform a credit analysis (including a review of the financial statements, credit history and public debt record) of all potential lessees to determine the lessee’s ability to make payments under the lease. We focus our investments in investment grade to middle market credits meeting our minimum acceptable fundamental analysis criteria. These criteria involve an overall fundamental assessment of the lessee, and application of our own proprietary “rating” model that is tailored to specific economic criteria that are important to us. In addition to preparing a detailed credit-write up at the time of initiation of a transaction, we also re-evaluate a lessee’s credit risk on a monthly basis, and may review interim and annual lessee financial statements.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts, by the Partnership at the time the debt is incurred, with monies received that are not considered “original proceeds” of the Partnership’s public offering. The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2017, the Partnership’s aggregate nonrecourse outstanding debt of approximately $602,000 was approximately 9.3% of the aggregate cost of the equipment owned, with a carrying value of approximately $831,000 and is nonrecourse liabilities of the Partnership.

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

Any additional debt incurred by the Partnership must be nonrecourse. Nonrecourse debt means that the lender providing the funds can look for security only to the equipment pledged as security and the proceeds derived from leasing or selling such equipment. Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt. During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at December 31, 2017 and December 31, 2016, was approximately $21,000 and $55,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases is approximately $4,000.  The carrying value of the secured equipment under finance leases is approximately $59,000.

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2017, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2017, the Partnership has not entered into any debt refinancing transactions.

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

For the period of January 1, 2017 through March 8, 2018, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Alliant Techsystems, Inc.	Konica Multifunction Centers	44	$39,510
Alliant Techsystems, Inc.	Konica Multifunction Centers	36	$62,643
Alliant Techsystems, Inc.	Desktops - Tier 1	36	$119,400
Alliant Techsystems, Inc.	Konica Multifunction Centers	36	$6,514
Alliant Techsystems, Inc.	Konica Multifunction Centers	12	$4,936
Alliant Techsystems, Inc.	Konica Multifunction Centers	12	$9,491
Alliant Techsystems, Inc.	Desktops - Tier 1	14	$71,830
Cummins Inc.	Small IBM Servers	12	$113,321
Cummins Inc.	High Vol & Spec Printers	36	$6,195
Cummins Inc.	High Vol & Spec Printers	36	$27,335
Cummins Inc.	Small IBM Servers	9	$6,297
International Paper Company	Inventory Control Systems	24	$71,610
L3 Technologies, Inc.	Konica Multifunction Centers	12	$145,269
L-3 Communications Holdings, Inc.	Multifunction Centers	12	$23,098

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

EMPLOYEES

The Partnership had no employees during 2017 and received administrative and other services from a related party, CCC, which had 38 employees as of December 31, 2017.

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

Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations. A Hearing Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years. As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.

The decision of the Hearing Panel was stayed when it was appealed to FINRA's National Adjudicatory Council (the “NAC”) pursuant to FINRA Rule 9311. The NAC issued a decision that upheld the lower panel’s ruling and the bar took effect on August 23, 2016. Ms. Springsteen-Abbott appealed the NAC’s decision to the U.S. Securities and Exchange Commission (the “SEC”). On March 31, 2017, the SEC criticized that decision as so flawed that the SEC could not even review it, and remanded the matter back to FINRA for further consideration consistent with the SEC’s remand, but did not suggest any view as to a particular outcome.

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry. Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of April 2, 2018. All requested or allowed briefs have been filed with the SEC. Management believes that whatever the final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2017, there were 912 unit holders. The units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. Since the Partnership began to accept redemptions, through December 31, 2017, the General Partner had granted redemption requests to redeem 13,817 units. For the year ended December 31, 2017, limited partners redeemed 460 units of the partnership for a total redemption price of approximately $3,000 in accordance with the terms of the limited partnership agreement. There were no redemptions of partnership interests during the year ended December 31, 2016.

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

For the year ended December 31, 2017, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2018.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for January was $6.9 billion, up 10% year-over-year from new business volume in January 2017. Volume was down 46% month-to-month from $12.8 billion in December, following the typical end-of-quarter, end-of-year spike in new business activity.

Receivables over 30 days were 1.90%, up from 1.50% the previous month and up from 1.70% the same period in 2017. Charge-offs were 0.34%, down from 0.48% the previous month, and down from 0.43% in the year-earlier period. Credit approvals totaled 76.9% in January, down from 77.6% in December. Total headcount for equipment finance companies was up 1.9% year over year. Previously, headcount was elevated due to acquisition activity at an MLFI reporting company. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in February is 73.2, easing from 75.3 in January, which was an all-time high level for the index.

ELFA President and CEO Ralph Petta said, “A confident commercial sector of the U.S. economy showed itself with double-digit growth in the dollar volume of financed equipment for the month of January. Despite a spike in delinquencies, which bears a watchful eye for signs of deterioration in credit markets in the coming months, the new year gets off to a strong start for the equipment finance industry. Business owners continue to expand their operations and acquire productive assets, even as interest rates edge up ever so slightly and the Fed is poised to cool an overheated economy.”

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

Revenue Recognition

For the year ended December 31, 2017, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP (“other LP”) expenses. For the year ended December 31, 2017, the General Partner waived certain reimbursable expenses charged to the Partnership by CCC in connection with the administration and operation of the Partnership. CCC is not reimbursed for salary and benefit costs of control persons. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, leasing volume and stage of the program. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2017 were provided by operating activities of approximately $97,000, proceeds from the sale of equipment of approximately $24,000 and payments from finance leases of approximately $10,000. Our primary sources of cash for the year ended December 31, 2016 were generated by proceeds from the sale of equipment of approximately $84,000 and payments from finance leases of approximately $38,000.

Our primary use of cash for the year ended December 31, 2017 was capital expenditures for new equipment of approximately $132,000. Our primary uses of cash for the year ended December 31, 2016 were for continuing operations of approximately $65,000 and capital expenditures for new equipment of approximately $91,000.

For the year ended December 31, 2017, cash was provided by operating activities of approximately $97,000, which includes net income of approximately $21,000 and depreciation and amortization expenses of approximately $432,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $310,000. For the year ended December 31, 2016, cash was used in operating activities of approximately $65,000, which includes net loss of approximately $192,000, depreciation and amortization expenses of approximately $546,000 and the gain on sale of equipment of approximately $66,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $355,000.

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

At December 31, 2017, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $14,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2017 and 2016, the total cash bank balance was as follows:

Balance at December 31	2017	2016
Total bank balance	$14,000	$18,000
FDIC insured	(14,000)	(18,000)
Uninsured amount	$-	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's AAA-Rated banking institution which is one of only three AAA-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2018 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

As of December 31, 2017, we had future minimum rentals on non-cancellable operating leases of approximately $330,000 for 2018 and approximately $323,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered as of December 31, 2017.

As of December 31, 2017, we had future minimum rentals on non-cancellable finance leases of approximately $27,000 for 2018 and approximately $15,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered as of December 31, 2017.

The balance of our non-recourse debt at December 31, 2017 was approximately $602,000 with interest rates ranging from 1.6% to 6.275% which will be payable through February 2021 (see financial statements note 6 – notes payable). We assumed debt in connection with the purchase of computer equipment of approximately $574,000 during 2017. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at December 31, 2017 was approximately $21,000 and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases is approximately $4,000.  The carrying value of the secured equipment under finance leases is approximately $63,000.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2017 was approximately $3,569,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2017 was approximately $12,263,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2017 was approximately $421,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2017 was approximately $3,035,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend higher in fiscal 2018, as the Partnership builds its portfolio.

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

For the years ended December 31, 2017 and 2016, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2018 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2019. The General Partner will continue to reassess the funding of limited partner distributions throughout 2018 and will continue to waive certain fees. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds thus maximizing overall return.  For the year ended December 31, 2017, the Partnership acquired approximately $684,000 in equipment, of which approximately $574,000 was leveraged.

RESULTS FROM OPERATIONS

For the year ended December 31, 2017, the Partnership recognized revenue of approximately $643,000, expenses of approximately $633,000 and gain from insurance recovery of approximately $11,000, resulting in a net income of approximately $21,000. For the year ended December 31, 2016, the Partnership recognized revenue of approximately $745,000, expenses of approximately $937,000, resulting in a net loss of approximately $192,000. This increase in net income is primarily due to a reduction in depreciation expense of approximately $115,000 and a decrease in operating expenses of approximately $189,000.

The Partnership had 88 active operating leases that generated lease revenue of approximately $618,000 during 2017 as compared to 84 active operating leases that generated lease revenue of approximately $673,000 during 2016. The increase in revenue was primarily due to acquisitions of new leases during the year as compared to the termination of existing leases. The increase in number of active leases is consistent with the overall increase in lease revenue. Management expects to add new leases to our portfolio during 2017, funded primarily through debt financing. As the operational phase of the Partnership has been extended to December 31, 2020, management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

The Partnership’s equipment portfolio consists of approximately 42% server/other, digital storage 23%, high end servers 17%, workstations 9%, desk/lap tops and high volume spec printers 9%. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. For the year ended December 31, 2017, the Partnership had a total of two lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 40% and; 22%. For the year ended December 31, 2016, the Partnership had a total of three lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 46%; 19% and; 11%.

For the year ended December 31, 2017, operating expenses, excluding depreciation and amortization, primarily consist of accounting and legal fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $180,000 during 2017 from approximately $368,000 in 2016. This decrease is primarily attributable to a reduction in accounting and legal fees associated with an investor complaint (see Financial Statements note 8- Investor Complaint) of approximately $92,000 and a reduction of other LP expenses of approximately $98,000.

We pay an equipment management fee to our General Partner for managing our equipment portfolio. In July of 2010, the equipment management fee was reduced to 2.5% from 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The General Partner waived the fund’s equipment management fees in the second quarter of 2016. For the years ended December 31, 2017 and 2016, the Partnership paid equipment management fees of approximately $0 and $5,000, respectively.

For the year ended December 31, 2017, interest expense increased to approximately $22,000 from approximately $17,000 for the year ended December 31, 2016. This increase is as a result of an increase in leveraged equipment acquisitions during 2017.

Depreciation expenses consist of depreciation of various types of leased equipment. For the years ended December 31, 2017 and 2016, these expenses were approximately $432,000 and $546,000, respectively. This decline is primarily due to equipment and acquisition costs that are fully depreciated or amortized, partially offset by new equipment acquisitions during 2017.

For the year ended December 31, 2017, we recognized revenue of approximately $643,000 expenses of approximately $633,000 and an insurance recovery of approximately $11,000, resulting in net income of approximately $21,000. The changes in net loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2017 and 2016, and the report thereon of the independent registered public accounting firm is included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2017, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2017. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2017, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to final rule of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

For Commonwealth Income & Growth Fund V, it’s estimated per share value includes the General Partner’s estimate of the current market value of the fund. This value may not accurately reflect the value of the Fund Units to the Unit holders if held over time to Fund maturity. Additionally, there is no public market for the Units and as a result, there is no currently ascertainable fair market value for the Units. The estimate does not take into account any future distributions or returns to Unit holders over the full course of the Fund life cycle.

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

Residual value assumptions used in the cash flow projections are as follows:

For Leased, Extensions and Month-to-Month Leases: Considers historical renewal periods for Commonwealth’s leases over the last five years as of December 31, 2017.

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

Procedure for December 31, 2017 Fund Valuation

The Fund valuation for December 31, 2017 for Commonwealth Capital Corp. was accomplished by using spreadsheet and lease contract data provided by Commonwealth for the Funds with the following additional data and updates added to each Fund spreadsheet:

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

Commonwealth Income and Growth Fund V, Unit Valuation

The General Partner’s estimated per unit value at December 31, 2017 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations is $2.60.

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

The directors and officers of the General Partner and key employees of CCC and its subsidiary Commonwealth Capital Securities Corp. ("CCSC"), are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board; Chief Executive Officer and Chief Compliance Officer of CCC, & CIGF, Inc.

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc.; Chief Executive Officer and Chairman of CCSC; President of CCC and CIGF, Inc.

Lynn A. Whatley	Chief Operating Officer of CCC, CCSC & CIGF, Inc.; Executive Vice President of CCC and CIGF Inc.; Senior Vice President and Director of CCSC

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC; Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC & CIGF, Inc.

James Pruett	Compliance Officer of CCC & CIGF, Inc.; Senior Vice President of CCC, CCSC & CIGF, Inc.; Secretary to the Board of Directors of CCC; Chief Compliance Officer and Director of CCSC

Mark Hershenson	Senior Vice President and Broker-Dealer Relations Manager of CCC, CCSC & CIGF, Inc.

David W. Riggleman	Senior Vice President and Portfolio Manager of CCC and CIGF, Inc.

Kimberly A. Springsteen-Abbott, Kimberly A. Springsteen-Abbott, age 58, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 67, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Chief Executive Officer & Chairman of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Lynn A. Whatley, age 46, joined Commonwealth in 2001 as Vice President and Accounting Manager. In October 2004 she became Controller and Senior Vice President, and since April 2006 has served as Executive Vice President of CCC and CIGF, Inc., Senior Vice President of CCSC, and Chief Operations Officer of CCC, CCSC, and CIGF, Inc. and certain of its affiliates. She was named as a director of CCC and its affiliates in June 2006, resigning from this position as of November 2012 for which an 8-K was filed. Ms. Whatley is responsible for daily operations, including oversight of all accounting, financial reporting and tax functions and human resources. During the period of March 2004 to October 2004, Ms. Whatley was employed at Wilmington Trust Corp. where she was part of the policies and procedures team responsible for Sarbanes-Oxley documentation. Prior to joining Commonwealth, Ms. Whatley was the Business Controls Manager for Liquent, Inc., a leading software developer, where she was responsible for managing corporate forecasting and analysis, as well as the budgeting for the sales and marketing division. From 1999 to 2000, she served as a Senior Financial Analyst for Environ Products, and from 1994 to 1999, she was a Senior Accountant with Duquesne University. Prior to joining Duquesne University, Ms. Whatley was an accountant with the public accounting firm of Horovitz, Rudoy, & Roteman. Ms. Whatley is a Sigma Beta Delta graduate of Robert Morris University, during which time she also served as treasurer of her Alpha Chi national honor society chapter. Ms. Whatley holds her FINRA Series 22, 63, 39 and 99 licenses. She is a member of the Disaster Recovery Committee, the Equipment Leasing and Finance Association, Investment Program Association and REISA.

Jay Dugan, age 69, joined Commonwealth in 2002 as Assistant Vice President and Network Adminstrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 77, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to the present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to the present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 52, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005, Senior Vice President and Compliance Officer of the parent and its affiliates in December 2007 and since August 2016 has served as Senior Vice President, Chief Compliance Officer and Director of CCSC. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

Mark Hershenson, age 52, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

David W. Riggleman, age 55, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008. He was named Senior Vice President of CCC and CIGF, Inc. in December of 2010. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2017	AMOUNT INCURRED DURING 2016

OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates
Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the GeneralPartner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership, not including costs of the control persons, as defined in Item 10. During the years ended December 31, 2017 and 2016, the General Partner waived certain reimbursable expenses due to it by the Partnership.  For the years ended December 31, 2017 and 2016, the Partnership was charged approximately $98,000 and $0 in Other LP expense, respectively.
		$158,000	$355,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For both years ended December 31, 2017 and 2016, approximately $27,000 and $12,000 of acquisition fees related to operating leases and finance leases were waived by the General Partner respectively.	$-	$-
The General Partner
Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates. During the years ended December 31, 2017 and 2016, the General Partner earned but waived approximately $6,000 and $2,000 of debt placement fees, respectively.
		$-	$-
The General Partner
Equipment Management Fee. The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases through June 30, 2010 and 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the years ended December 31, 2017 and 2016.
		$16,000	$5,000
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment. The payment of such fee is subordinated to the receipt by the Limited Partners of (i) a return of their capital contributions and 10% annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee is reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2017 and 2016, the General Partner earned but waived approximately $1,000 and $3,000 of equipment liquidation fees, respectively.
		$-	$-
The General Partner	Partnership Interest. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of cash available for distribution until the Limited Partners have received distributions of cash available for Distribution equal to their capital contributions plus the 10% cumulative return and thereafter, the General Partner will receive 10% of cash available for distribution.	$-	$-

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

“Partnership” means Commonwealth Income & Growth Fund V, a Pennsylvania limited partnership.

“Partnership Agreement” means that Limited Partnership agreement of Commonwealth Income & Growth Fund V by and among the General Partner and the Limited Partners, pursuant to which the Partnership is governed.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2017 and 2016 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $25,000 and $38,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2017 and 2016 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2017 and 2016 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2017 and 2016 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2017 and 2016 other than fees related to audit or tax compliance services.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 10-K

Schedules are omitted because they are not applicable, not required, or because the required information is included in the financial statements and notes thereto.

(a) (3)	Exhibits
	*3.1	Certificate of Limited Partnership

	*3.2	Limited Partnership Agreement Summary

	31.1	Rule 13a-14(a)/15d-14(a) Certifications by the Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certifications by the Principal Financial Officer

	32	Section 1350 Certifications by the Chief Executive Officer and Principal Financial Officer

*Incorporated by reference from the Partnership’s Registration Statement on Form S-1 (Registration No. 333-108057)

ITEM 16: FORM 10K SUMMARY

(a) (1)	None

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf March 31, 2017 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 2, 2018:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund V

Financial Statements
For the years ended December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund V
Clearwater, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund V (“Partnership”) as of December 31, 2017 and 2016, the related statements of operations, Partners’ capital, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/BDO USA, LLP

We have served as the Partnership's auditor since 2012.

Philadelphia, Pennsylvania
April 2, 2018

F1

Commonwealth Income &
Growth Fund V
Balance Sheets
	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$12,338	$16,529
Lease income receivable, net of reserve of approximately $10,000
at December 31, 2017 and 2016	88,421	41,927
Accounts receivable, Commonwealth Capital Corp, net	-	-
Other receivables	10,899	20,754
Prepaid expenses	1,269	309
	112,927	79,519

Net investment in finance leases	54,556	66,789

Equipment, at cost	6,454,283	6,142,862
Accumulated depreciation	(5,552,816)	(5,492,621)
	901,467	650,241
Total Assets	$1,068,950	$796,549

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

LIABILITIES
Accounts payable	$136,130	$127,286
Accounts payable, CIGF, Inc.	57,946	104,992
Accounts payable, Commonwealth Capital Corp, net	290,768	249,525
Other accrued expenses	2,980	16,102
Unearned lease income	49,670	27,977
Notes payable	601,736	359,590
Total Liabilities	1,139,230	885,472

COMMITMENTS AND CONTINGENCIES
PARTNERS' (DEFICIT) CAPITAL
General Partner	1,000	1,000
Limited Partners	(71,280)	(89,923)
Total Partners' (Deficit) Capital	(70,280)	(88,923)
Total Liabilities and Partners' Capital	$1,068,950	$796,549

see accompanying notes to condensed financial statements

F2

Commonwealth Income &
Growth Fund V
Statements of Operations

	Years ended
	December 31,
	2017	2016
Revenue
Lease	$618,117	$672,612
Interest and other	6,662	6,276
Gain on sale of equipment	18,692	66,052
Total revenue and gain on sale of equipment	643,471	744,940

Expenses
Operating, excluding depreciation and amortization	179,603	368,149
Equipment management fee, General Partner	-	4,633
Interest	22,122	17,351
Depreciation	431,640	546,422
Bad debt expense	-	508
Total expenses	633,365	937,063

Other income
Gain from insurance recovery	10,863	-
Total other income	10,863	-

Net Income (Loss)	$20,969	$(192,123)

Net income (loss) allocated to Limited Partners	$20,969	$(192,123)

Net income (loss) per equivalent Limited Partnership unit	$0.02	$(0.16)
Weighted average number of equivalent limited
partnership units outstanding during the year	1,236,436	1,236,608

see accompanying notes to condensed financial statements

F3

Commonwealth Income &
Growth Fund V
Statements of Partners' Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2016	50	1,236,608	$1,000	$102,681	$103,681
Net loss	-	-	-	(192,123)	(192,123)
Distributions	-	-	-	(481)	(481)
Balance, December 31, 2016	50	1,236,608	1,000	(89,923)	(88,923)
Net income	-	-	-	20,969	20,969
Redemption	-	(460)	-	(2,610)	(2,610)
Capital Contribution	-	-	-	284	284
Balance, December 31, 2017	50	1,236,148	$1,000	$(71,280)	$(70,280)

see accompanying notes to condensed financial statements

F4

Commonwealth Income &
Growth Fund V
Statements of Cash Flows

	Years ended December 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$20,969	$(192,123)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) provided by operating activities
Depreciation and amortization	431,640	546,422
Gain on sale of equipment	(18,692)	(66,052)
Bad debt expense	-	508
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized
as a result of direct payment of principal to the bank by lessee	(310,389)	(355,074)
Earned interest on finance leases	(185)	(6,054)
Changes in assets and liabilities
Lease income receivable	(46,494)	9,021
Other receivables	9,855	(12,254)
Prepaid expenses	(960)	(144)
Accounts payable	8,844	15,048
Accounts payable, Commonwealth Capital Corp., net	41,243	274,229
Accounts payable, CIGF, Inc., net	(47,046)	(277,672)
Other accrued expenses	(13,121)	5,994
Unearned lease income	21,693	(6,401)
Net cash provided by (used in) operating activities	97,357	(64,552)

Cash flows from investing activities
Capital expenditures	(131,816)	(91,200)
Purchase of finance leases	(1,721)	-
Payment from finance leases	9,994	37,610
Net proceeds from the sale of equipment	24,321	83,808
Net cash (used in) provided by investing activities	(99,222)	30,218

Cash flows from financing activities
Redemptions	(2,610)	-
Capital Contributions	284	-
Distributions to partners	-	(481)
Net cash used in financing activities	(2,326)	(481)

Net decrease in cash and cash equivalents	(4,191)	(34,815)

Cash and cash equivalents beginning of year	16,529	51,344

Cash and cash equivalents end of year	$12,338	$16,529

see accompanying notes to condensed financial statements

F5

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

For the year ended December 31, 2017, limited partners redeemed 460 units of the partnership for a total redemption price of approximately $3,000 in accordance with the terms of the limited partnership agreement. There were no redemptions of partnership interests during the year ended December 31, 2016.

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. For the years ended December 31, 2017 and 2016, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2018.

F6

Liquidity and Going Concern

The Partnership has incurred recurring losses and has a working capital deficit at December 31, 2017. The Partnership believes it has alleviated these conditions as discussed below. The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2019. The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow.

The General Partner will continue to reassess the funding of limited partner distributions throughout 2018 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing.  This strategy allows the General Partner to acquire additional revenue generating leases thus maximizing overall return.  For the year ended December 31, 2017, the Partnership acquired approximately $684,000 in equipment, of which approximately $574,000 is leveraged. For the year ended December 31, 2016, the Partnership has acquired approximately $304,000 in equipment, of which approximately $213,000 is leveraged.

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

F7

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016. There were no assets or liabilities measured on a non-recurring basis at December 31, 2017 and 2016.

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of December 31, 2017 and 2016 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2017 and 2016 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

For the years ended December 31, 2017 and 2016, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Recently Adopted Accounting Pronouncements

In August 2016, the FASB issued Accounting Standards Update 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments- The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We adopted ASU 2016-15 on January 1, 2018;however, adoption of this ASU had no impact on the Partnership’s financial statements during the year ended December 31, 2017.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities- the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We adopted ASU 2016-01 on January 1, 2018; however, adoption of this ASU had no impact on the Partnership’s financial statements during the year ended December 31, 2017.

F8

Recent Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued Accounting Standards Update No. 2018-03, Technical Corrections and Improvements to Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities- the amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Public business entities with fiscal years beginning between December 15, 2017, and June 15, 2018, are not required to adopt these amendments until the interim period beginning after June 15, 2018, and public business entities with fiscal years beginning between June 15, 2018, and December 15, 2018, are not required to adopt these amendments before adopting the amendments in Update 2016-01. For all other entities, the effective date is the same as the effective date in Update 2016-01. All entities may early adopt these amendments for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, as long as they have adopted Update 2016-01. Our evaluation of this guidance is ongoing and the impact that this new guidance will have on our financial statements has not yet been determined.

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

Included within the scope of FASB Accounting Standards Update No. 2016-02, Leases (Topic 842) is FASB Accounting Standards Update No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842) and Accounting Standards Update No. 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update)(“ASC 606”). The Partnership has determined that its income streams fall outside the scope of ASC 606.

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

F9

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

At December 31, 2017, cash was held in two bank accounts maintained at one financial institution with an aggregate balance of approximately $14,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2017 and 2016, the total cash bank balance was as follows:

Balance at December 31	2017	2016
Total bank balance	$14,000	$18,000
FDIC insured	(14,000)	(18,000)
Uninsured amount	$-	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2018 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

F10

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2017 and 2016, there were no remarketing fees incurred and/or paid with cash or netted against receivables due from such parties.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. There were no gains from lease terminations included in lease revenue for the years ended December 31, 2017 and 2016.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2017 was approximately $3,569,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2017 was approximately $12,263,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2017 was approximately $421,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2017 was approximately $3,035,000.

F11

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
The following is a schedule of approximate future minimum rentals on non-cancelable operating leases:

Years Ended December 31,	Amount
Year ending December 31, 2018	$330,000
Year ending December 31, 2019	227,000
Year ending December 31, 2020	89,000
Year ending December 31, 2021	7,000
$653,000

Finance Leases

The following lists the approximate components of the net investment in direct financing leases:

At December 31,	2017	2016
Total minimum lease payments to be received	$42,000	$55,000
Estimated residual value of leased equipment (unguaranteed)	16,000	17,000
Less: unearned income	(3,000)	(5,000)
Net investment in finance leases	$55,000	$67,000

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

F12

The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at December 31, 2017:

	Percent of Total
Risk Level	2017	2016
Low	-%	-%
Moderate-Low	-%	-%
Moderate	-%	-%
Moderate-High	100%	100%
High	-%	-%
Net Finance lease receivable	100%	100%

As of the year ended December 31, 2017 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

The following is a schedule of approximate future minimum rentals on non-cancelable finance leases:

Amount
Year ending December 31, 2018	$27,000
Year ending December 31, 2019	9,000
Year ending December 31, 2020	6,000
$42,000

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

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue:

Years Ended December 31,	2017	2016
Cummins, Inc.	40%	46%
Alliant Techsystems	22%	19%
Del Monte Foods, Inc.	**	11%
** Represents less than 10% of lease revenue

Lessees equal to or exceeding 10% of net lease income receivable:

At December 31,	2017	2016
Cummins, Inc.	64%	53%
Cargill, Inc.	**	16%
Alliant Techsystems	**	13%
** Represents less than 10% of lease income receivable

F13

5. Related Party Transactions

Receivables/Payables

As of December 31, 2017 and 2016, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Years ended December 31,	2017	2016
Reimbursable expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership, not including costs of the control persons, as defined in Item 10. During the years ended December 31, 2017 and 2016, the General Partner waived certain reimbursable expenses due to it by the Partnership.  For the years ended December 31, 2017 and 2016, the Partnership was charged approximately $98,000 and $0 in Other LP expense, respectively.
	$158,000	$355,000
Equipment acquisition fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For both years ended December 31, 2017 and 2016, approximately $27,000 and $12,000 of acquisition fees related to operating leases and finance leases were waived by the General Partner respectively.	$-	$-
Debt placement fee
As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. During the years ended December 31, 2017 and 2016, the General Partner earned but waived approximately $6,000 and $2,000 of debt placement fees, respectively.
	$-	$-
Equipment management fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the years ended December 31, 2017 and 2016.
	$16,000	$5,000
Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the years ended December 31, 2017 and 2016, the General Partner earned but waived approximately $1,000 and $3,000 of equipment liquidation fees, respectively.
	$-	$-

F14

6. Notes Payable

Notes payable consisted of the following approximate amounts:

At December 31,	2017	2016
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $478, including interest, with final payment in February 2017	$-	$1,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $951 to $1,327, including interest, with final payment in March 2017	-	2,000
Installment note payable to bank; interest at 4.85%, due in monthly installments of $922, including interest, with final payment in March 2017	-	3,000
Installment note payable to bank; interest at 1.60%, due in monthly installments of $2,286, including interest, with final payment in May 2017	-	11,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $1,991, including interest, with final payment in June 2017	-	4,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $2,711, including interest, with final payment in May 2017	-	5,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $132 to $663, including interest, with final payment in August 2017	-	4,000
Installment note payable to bank; interest at 4.85%, due in quarterly installments of $1,751, including interest, with final payment in September 2017	-	5,000
Installment note payable to bank; interest at 4.88%, due in quarterly installments of $1,852, including interest, with final payment in October 2017	-	18,000
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $9,663, including interest, with final payment in February 2018	10,000	47,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in March 2018	1,000	3,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in April 2018	1,000	5,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $2,797, including interest, with final payment in June 2018	6,000	16,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments of $458, including interest, with final payment in September 2018	2,000	3,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $132 to $1,479, including interest, with final payment in September 2018	6,000	22,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $803 to $1,216, including interest, with final payment in February 2019	16,000	29,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $296 to $458, including interest, with final payment in October 2018	5,000	13,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $208, including interest, with final payment in November 2018	1,000	2,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,116, including interest, with final payment in February 2019	29,000	54,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $175, including interest, with final payment in March 2019	3,000	5,000
Installment notes payable to bank; interest at 1.80% due in monthly installments ranging from $121 to $175, including interest, with final payment in April 2019	7,000	13,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,847, including interest, with final payment in December 2019	65,000	95,000
Installment note payable to bank; interest at 4.47% due in monthly installments of $2,208, including interest, with final payment in February 2019	28,000	-
Installment note payable to bank; interest at 5.25% due in quarterly installments of $8,102, including interest, with final payment in December 2019	61,000	-
Installment note payable to bank; interest at 4.87% due in quarterly installments of $11,897, including interest, with final payment in January 2020	101,000	-
Installment note payable to bank, interest at 5.25% due in monthly installments of $679, including interest, with final payment in June 2020	19,000	-
Installment note payable to bank; interest at 5.56% due in monthly installments of $2,925, including interest, with final payment in June 2020	82,000	-
Installment note payable to bank; interest at 4.87% due in monthly installments of $1,902, including interest, with final payment in July 2020	21,000	-
Installment note payable to bank; interest at 6.275% due in quarterly installments of $722, including interest, with final payment in September 2020	8,000	-
Installment note payable to bank; interest at 5.75% due in monthly installments of $857, including interest, with final payment in November 2020	27,000	-
Installment note payable to bank; interest at 4.7% due in monthly installments of $1,360, including interest, with final payment in February 2021	48,000	-
Installment note payable to bank; interest at 5.31% due in quarterly installments of $4,618, including interest, with final payment in January 2021	55,000	-
	$602,000	$360,000

F15

The notes are secured by specific technology equipment with a carrying value of approximately $831,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate payments of notes payable for each of the periods subsequent to December 31, 2017 are as follows:

Years Ended December 31,	Amount
2018	$298,000
2019	213,000
2020	84,000
2021	7,000
$602,000

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

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at December 31, 2017 was approximately $21,000 and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases is approximately $4,000.  The carrying value of the secured equipment under finance leases is approximately $63,000.

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2017 and 2016 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities approximately include the following:

Years Ended December 31,	2017	2016
Debt assumed in connection with purchase of technology equipment	$574,000	$213,000

During the years ended December 31, 2017 and 2016, the Partnership wrote-off fully depreciated equipment of approximately $88,000 and $0, respectively.

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

F16

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

Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012. During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations. A Hearing Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years. As such, management has allocated approximately $87,000 of the $208,000 in allegedly misallocated expenses back to the affected funds as a contingency accrual in CCC’s financial statements and a good faith payment for the benefit of those Income Funds.

The decision of the Hearing Panel was stayed when it was appealed to FINRA's National Adjudicatory Council (the “NAC”) pursuant to FINRA Rule 9311. The NAC issued a decision that upheld the lower panel’s ruling and the bar took effect on August 23, 2016. Ms. Springsteen-Abbott appealed the NAC’s decision to the U.S. Securities and Exchange Commission (the “SEC”). On March 31, 2017, the SEC criticized that decision as so flawed that the SEC could not even review it, and remanded the matter back to FINRA for further consideration consistent with the SEC’s remand, but did not suggest any view as to a particular outcome.

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry. Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of April 2, 2018. All requested or allowed briefs have been filed with the SEC. Management believes that whatever the final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

F17

9.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax basis of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2017 and 2016 as follows:
Years Ended December 31,	2017	2016
Financial statement basis of net assets	$(70,280)	$(88,923)
Tax basis of net assets (unaudited)	29,062	180,646
Difference (unaudited)	$99,342	$269,569

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years Ended December 31,	2017	2016
Net income (loss) for financial reporting purposes to taxable loss	$20,969	$(192,123)
Adjustments (unaudited)
Loss on sale of equipment	(3,189)	(56,096)
Depreciation	(230,333)	213,994
Unearned lease income	21,693	25,304
Penalties	1,579	1,104
Bad Debt	-	10,000
Other	41,608	(13,617)
Taxable loss on the Federal Partnership return (unaudited)	$(147,673)	$(11,434)

The “Adjustments – Other” includes financial statement adjustments that will be reflected on the tax return in the subsequent year.

Adjustment or loss on sale of equipment is due to longer useful lives for tax reporting purposes.

F18