Form 10-K
period 2018-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2019-04-01
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018 or

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
DECEMBER 31, 2018

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

For the year ended December 31, 2018, limited partners did not redeem any units of the partnership. For the year ended December 31, 2017, limited partners redeemed 460 units of the partnership for a total redemption price of approximately $3,000 in accordance with the terms of the limited partnership agreement..

For the years ended December 31, 2018 and 2017, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2020. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

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

As of December 31, 2018, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2018, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. Through December 31, 2018, the Partnership has acquired a diversified equipment portfolio, which it has leased to 13 different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2018 are as follows:

Equipment Type	Approximate %
Desktops - Tier 1/Laptops	9%
Digital Storage	21%
High End Sun Servers	8%
High Volume & Spec Printers	2%
Servers/Other	56%
Inventory Control Centers	2%
Workstations	2%
Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” (or the equivalent, in the case of a conditional sales contract) which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2018, all leases that have been entered into are “triple net leases”.

The terms and conditions of the Partnership’s leases, or conditional sales contracts, are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2018, the Partnership has not entered into any such agreements.

Remarketing fees will be paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessees for potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2018 and 2017, there were no remarketing fees incurred and/or paid with cash or netted against receivables due from such parties.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts, by the Partnership at the time the debt is incurred, with monies received that are not considered “original proceeds” of the Partnership’s public offering. The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2018, the Partnership’s aggregate nonrecourse outstanding debt of approximately $304,000 was approximately 6.5% of the aggregate cost of the equipment owned, with a carrying value of approximately $491,000 and is nonrecourse liabilities of the Partnership.

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

Any additional debt incurred by the Partnership must be nonrecourse. Nonrecourse debt means that the lender providing the funds can look for security only to the equipment pledged as security and the proceeds derived from leasing or selling such equipment. Neither the Partnership nor any Partner (including the General Partner) would be liable for repayment of any nonrecourse debt. During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at December 31, 2018 and December 31, 2017, was approximately $2,000 and $21,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases is approximately $0.  The carrying value of the secured equipment under finance leases is approximately $22,000.

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2018, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2018, the Partnership has not entered into any debt refinancing transactions.

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

For the period of January 1, 2018 through April 1, 2019, the Partnership has purchased, or has made the commitment to purchase, the following equipment:
Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Alliant Techsystems, Inc.	Desktops – Tier 1	42	$30,276

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

EMPLOYEES

The Partnership had no employees during 2018 and received administrative and other services from a related party, CCC, which had 34 employees as of December 31, 2018.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of April 1, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2018, there were 912 unit holders. The units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. Since the Partnership began to accept redemptions, through December 31, 2018, the General Partner had granted redemption requests to redeem 13,817 units. For the year ended December 31, 2018, limited partners did not redeem any units of the partnership.  For the year ended December 31, 2017, limited partners redeemed 460 units of the partnership for a total redemption price of approximately $3,000 in accordance with the terms of the limited partnership agreement.

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

For the year ended December 31, 2018, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019.

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

 The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for January was $7.2 billion, up 4% year-over-year from new business volume in January 2018. Volume was down 43% month-to-month from $12.7 billion in December, following the typical end-of-quarter, end-of-year spike in new business activity. Receivables over 30 days were 1.7%, unchanged from the previous month and down from 1.9% the same period in 2018. Charge-offs were 0.35%, down from 0.55% the previous month, and virtually unchanged from the year-earlier period. Credit approvals totaled 76.1% in January, down from 77.9% in December. Total headcount for equipment finance companies was flat year over year. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in February is 56.7, up from the January index of 53.4. ELFA President and CEO Ralph Petta said, “2019 gets off to a strong start in the equipment finance industry, with new business volume increasing 4% over the same period last year. Credit quality is stable. Business owners continue to expand their operations and acquire productive assets, even as interest rates edge up ever so slightly, with the Fed signaling a cautious wait-and-see posture for additional interest rate hikes this year.” Dave B. Fate, President and CEO, Stonebriar Commercial Finance, said, “The equipment finance industry remains robust with steady to improving metrics as we start the new year. Multiple factors contributed to an overall positive impact in the markets, including continued strong reported corporate earnings, record low unemployment, strong retail sales, trade talks moving forward in a positive fashion and the Federal Reserve’s significant change in tone. Stonebriar Commercial Finance had its fourth consecutive year since inception of record earnings, originations and no delinquency or credit losses. We enter 2019 with over $1 billion of new business volume in various stages in our pipeline. We remain bullish about the prospects in our industry for 2019.”

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

Revenue Recognition

For the year ended December 31, 2018, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP (“other LP”) expenses. For the year ended December 31, 2018, the General Partner waived certain reimbursable expenses charged to the Partnership by CCC in connection with the administration and operation of the Partnership. CCC is not reimbursed for salary and benefit costs of control persons. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, leasing volume and stage of the program. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2018 were provided by proceeds from the sale of equipment of approximately $26,000 and payments from finance leases of approximately $27,000. Our primary sources of cash for the year ended December 31, 2017 were provided by operating activities of approximately $97,000, proceeds from the sale of equipment of approximately $24,000 and payments from finance leases of approximately $10,000.

Our primary uses of cash for the year ended December 31, 2018 was cash used in operating activities of approximately $16,000 and capital expenditures for new equipment of approximately $30,000. Our primary use of cash for the year ended December 31, 2017 was capital expenditures for new equipment of approximately $132,000.

For the year ended December 31, 2018, cash was used by operating activities of approximately $16,000, which includes net income of approximately $57,000 and depreciation and amortization expenses of approximately $380,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $298,000. For the year ended December 31, 2017, cash was provided by operating activities of approximately $97,000, which includes net income of approximately $21,000 and depreciation and amortization expenses of approximately $432,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $310,000.

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

At December 31, 2018, cash was held in a bank account maintained at one financial institution with a balance of approximately $21,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2018 and 2017, the total cash bank balance was approximately as follows:

Balance at December 31	2018	2017
Total bank balance	$21,000	$14,000
FDIC insured	(21,000)	(14,000)
Uninsured amount	$-	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's AAA-Rated banking institution which is one of only three AAA-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2019 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

As of December 31, 2018, we had future minimum rentals on non-cancellable operating leases of approximately $275,000 for 2019 and approximately $96,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered as of December 31, 2018.

As of December 31, 2018, we had future minimum rentals on non-cancellable finance leases of approximately $9,000 for 2019 and approximately $6,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered as of December 31, 2018.

The balance of our non-recourse debt at December 31, 2018 was approximately $304,000 with interest rates ranging from 1.8% to 6.28% which will be payable through February 2021 (see financial statements note 6 – notes payable). We did not assume new debt during 2018. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at December 31, 2018 and December 31, 2017, was approximately $2,000 and $21,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases is approximately $0.  The carrying value of the secured equipment under finance leases is approximately $22,000.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2018 was approximately $3,567,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2018 was approximately $12,260,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2018 was approximately $218,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2018 was approximately $1,696,000.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend higher in fiscal 2019, as the Partnership builds its portfolio.

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

For the years ended December 31, 2018 and 2017, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2020. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.  Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds thus maximizing overall return.  For the year ended December 31, 2018, the Partnership acquired approximately $30,000 in equipment, of which approximately $0 was leveraged.

RESULTS FROM OPERATIONS

For the year ended December 31, 2018, the Partnership recognized revenue of approximately $594,000, expenses of approximately $537,000, resulting in a net income of approximately $57,000. For the year ended December 31, 2017, the Partnership recognized revenue of approximately $643,000, expenses of approximately $633,000 and gain from insurance recovery of approximately $11,000, resulting in a net income of approximately $21,000. This increase in net income is primarily due to a reduction in depreciation expense of approximately $52,000 and a decrease in operating expenses of approximately $54,000, offset in a reduction of revenue of approximately $50,000.

The Partnership had 80 active operating leases that generated lease revenue of approximately $574,000 during 2018 as compared to 88 active operating leases that generated lease revenue of approximately $618,000 during 2017. The decrease in revenue was primarily due to the acquisition of one new lease during the year offset by the termination of existing leases. The decrease in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio during 2019, funded primarily through debt financing. As the operational phase of the Partnership has been extended to December 31, 2020, management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

The Partnership’s equipment portfolio consists of approximately 56% server/other, digital storage 21%, high end servers 8%, desktops – tier 1/laptops 9%, workstations 2%, desk/lap tops and high volume spec printers 2% and inventory control centers 2%. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. For the year ended December 31, 2018, the Partnership had a total of three lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 40%; 21%; and 11%. For the year ended December 31, 2017, the Partnership had a total of two lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 40%; and 22%

For the year ended December 31, 2018, operating expenses, excluding depreciation, primarily consist of accounting and legal fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $126,000 during 2018 from approximately $180,000 in 2017. This decrease is primarily attributable to a decrease in legal expenses of approximately $9,000, accounting fees of approximately $8,000, Portfolio Management administrative expenses of approximately $7,000 and savings associated with offsite warehouse costs of approximately $5,000.

We pay an equipment management fee to our General Partner for managing our equipment portfolio. In July of 2010, the equipment management fee was reduced to 2.5% from 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The General Partner waived the fund’s equipment management fees in the second quarter of 2016. For the years ended December 31, 2018 and 2017, the Partnership paid $0 equipment management fees.

For the year ended December 31, 2018, interest expense increased to approximately $23,000 from approximately $22,000 for the year ended December 31, 2017. This increase is as a result of an increase in leveraged equipment acquisitions during 2018.

Depreciation expenses consist of depreciation of various types of leased equipment. For the years ended December 31, 2018 and 2017, these expenses were approximately $380,000 and $432,000, respectively. This decline is primarily due to equipment and acquisition costs that are fully depreciated or amortized, partially offset by a new equipment acquisition during 2018.

For the year ended December 31, 2018, we recognized revenue of approximately $594,000 expenses of approximately $537,000, resulting in net income of approximately $57,000. The changes in net income were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2018 and 2017, and the report thereon of the independent registered public accounting firm is included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2018, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2018. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2018, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. This annual report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to final rule of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Residual value assumptions used in the cash flow projections are as follows:

For Leased, Extensions and Month-to-Month Leases: Considers historical renewal periods for Commonwealth’s leases over the last five years as of December 31, 2018.

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

Procedure for December 31, 2018 Fund Valuation

The Fund valuation for December 31, 2018 for Commonwealth Capital Corp. was accomplished by using spreadsheet and lease contract data provided by Commonwealth for the Funds with the following additional data and updates added to each Fund spreadsheet:

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

Commonwealth Income and Growth Fund V, Unit Valuation

The General Partner’s estimated per unit value at December 31, 2018 as determined, and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations is $1.99.

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

The directors and officers of the General Partner and key employees of CCC and its subsidiary Commonwealth Capital Securities Corp. ("CCSC"), are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board; Chief Executive Officer and Chief Compliance Officer of CCC, and CIGF, Inc.

Henry J. Abbott	Director of CCC, CCSC & CIGF, Inc.; Chief Executive Officer and Chairman of CCSC; President of CCC and CIGF, Inc.

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC; Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC and CIGF, Inc.

James Pruett	Compliance Officer of CCC & CIGF, Inc.; Senior Vice President of CCC, CCSC and CIGF, Inc.; Secretary to the Board of Directors of CCC; Chief Compliance Officer and Director of CCSC

Mark Hershenson	Senior Vice President and Broker-Dealer Relations Manager of CCC, CCSC and CIGF, Inc.

David W. Riggleman	Senior Vice President and Portfolio Manager of CCC and CIGF, Inc.

Brian Doster	Vice President and General Counsel of CCC, CCSC and CIGF, Inc.

Kimberly A. Springsteen-Abbott, age 60, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. Ms. Springsteen-Abbott holds her FINRA Series 7, 63 and 39 licenses. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 69, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Chief Executive Officer & Chairman of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Jay Dugan, age 71, joined Commonwealth in 2002 as Assistant Vice President and Network Administrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 79, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to the present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to the present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 54, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005, Senior Vice President and Compliance Officer of the parent and its affiliates in December 2007 and since August 2016 has served as Senior Vice President, Chief Compliance Officer and Director of CCSC. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

Mark Hershenson, age 54, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

David W. Riggleman, age 57, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008. He was named Senior Vice President of CCC and CIGF, Inc. in December of 2010. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

Brian Doster, age 59, joined Commonwealth Capital Corp. in February 2017. Mr. Doster is responsible for all legal functions including Federal, State and local compliance, dispute management, transactional documentation and enforcement and general legal matters. Prior to joining Commonwealth, Mr. Doster was SVP and General Counsel for Checkers Drive-In Restaurants, Inc. in Tampa, FL (1999 – 2014). Mr. Doster oversaw all legal needs of Checkers during both its public and private ownership, including oversight of domestic and international franchising. Prior to Checkers Mr. Doster served as General Counsel for Amoco Corporation in Chicago, IL (1985 – 1999). Mr. Doster provided for the legal needs of its many subsidiaries, including Amoco Oil Company and as GC and Secretary for Omega Oil Company and Whale Oil, Inc. Mr. Doster obtained his J.D. from the University of Baltimore and BS from Towson University. Mr. Doster is past President and continues to serve as director of Tampa Family Health Clinics, Inc. and is a past Baldridge Examiner.

Lynn A. Whatley, Effective on October 31, 2018, Lynn A. Whatley resigned as:

●
Chief Operating Officer and Executive Vice President of the Issuer, the Issuer’s General Partner, Commonwealth Income & Growth Fund Inc. and the Issuer’s Sponsor, Commonwealth Capital Corp.
●
Chief Operating Officer, Senior Vice President and Director of the Issuer’s Broker/Dealer and the fund’s Dealer-Manager, Commonwealth Capital Securities Corp.

Ms. Whatley cited personal reasons for her resignation

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2018	AMOUNT INCURRED DURING 2017

OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates
Reimbursable expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership, not including costs of the control persons, as defined in Item 10. For the years ended December 31, 2018 and 2017, the Partnership was charged approximately $0 and $98,000 in Other LP expense, respectively.
		$132,000	$158,000
The General Partner
Equipment Management Fee. The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases through June 30, 2010 and 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the years ended December 31, 2018 and 2017.
		$-	$-
The General Partner
Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates. During the years ended December 31, 2018 and 2017, the General Partner earned but waived approximately $300 and $6,000 of debt placement fees, respectively.
		$-	$-
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for suchequipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During both years ended December 31, 2018 and 2017, the General Partner earned but waived approximately $1,000 of equipment liquidation fees.
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

If one or more investor programs and the Partnership are in a position to acquire the same equipment, the General Partner will determine which program will purchase the equipment based upon the objectives of each and the suitability of the acquisition in light of those objectives. The General Partner will generally afford priority to the program or entity that has had funds available to purchase equipment for the longest period of time. If one or more investor programs and the Partnership are in a position to enter into a lease with the same lessee or sell equipment to the same purchaser, the General Partner will generally afford priority to the equipment which has been available for lease or sale for the longest period of time.

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

ACQUISITIONS

CCC and the General Partner or other affiliates of the General Partner may acquire equipment for the Partnership provided that (i) the Partnership has insufficient funds at the time the equipment is acquired, (ii) the acquisition is in the best interest of the partnership and (iii) no benefit to the General Partner or its affiliates arises from the acquisition except for compensation paid to CCC, the General Partner or such other affiliate as disclosed in this report. CCC, the General Partner or their affiliates will not hold equipment for more than 60 days prior to transfer to the Partnership. If sufficient funds become available to the Partnership within such 60 day period, such equipment may be resold to the Partnership for a price not in excess of the sum of the cost of the equipment to such entity and any accountable acquisition expenses payable to third parties which are incurred by such entity and interest on the purchase price from the date of purchase to the date of transfer to the Partnership. CCC, the General Partner or such other affiliate will retain any rent or other payments received for the equipment, and bear all expenses and liabilities, other than acquisition expenses payable to third parties with respect to such equipment, for all periods prior to the acquisition of the equipment by the Partnership. Except as described above, there will be no sales of equipment to or from any affiliate of CCC.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2018 and 2017 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $22,000 and $25,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2018 and 2017 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2018 and 2017 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2018 and 2017 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2018 and 2017 other than fees related to audit or tax compliance services.

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

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf April 1, 2019 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 1, 2019:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund V

Financial Statements
For the years ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund V
Clearwater, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund V (“Partnership”) as of December 31, 2018 and 2017, the related statements of operations, Partners’ (deficit) capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, Pennsylvania
April 1, 2019

F1

Commonwealth Income &
Growth Fund V
Balance Sheets

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$19,695	$12,338
Lease income receivable, net of reserve of approximately $10,000
at December 31, 2018 and 2017	114,375	88,421
Other receivables	4,133	10,899
Prepaid expenses	1,165	1,269
	139,368	112,927

Net investment in finance leases	21,334	54,556

Equipment, at cost	4,665,356	6,454,283
Accumulated depreciation	(4,113,846)	(5,552,816)
	551,510	901,467
Total Assets	$712,212	$1,068,950

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

LIABILITIES
Accounts payable	$173,998	$136,130
Accounts payable, CIGF, Inc.	22,732	57,946
Accounts payable, Commonwealth Capital Corp, net	202,146	290,768
Other accrued expenses	2,979	2,980
Unearned lease income	19,894	49,670
Notes payable	303,642	601,736
Total Liabilities	725,391	1,139,230

COMMITMENTS AND CONTINGENCIES
PARTNERS' (DEFICIT) CAPITAL
General Partner	1,000	1,000
Limited Partners	(14,179)	(71,280)
Total Partners' (Deficit) Capital	(13,179)	(70,280)
Total Liabilities and Partners' (Deficit) Capital	$712,212	$1,068,950

see accompanying notes to financial statements

F2

Commonwealth Income &
Growth Fund V
Statements of Operations

	Years ended
	December 31,
	2018	2017
Revenue
Lease	$574,222	$618,117
Interest and other	2,376	6,662
Gain on sale of equipment	17,056	18,692
Total revenue and gain on sale of equipment	593,654	643,471

Expenses
Operating, excluding depreciation	125,912	179,603
Interest	23,049	22,122
Depreciation	379,650	431,640
Bad debt expense	7,942	-
Total expenses	536,553	633,365

Other income
Gain from insurance recovery	-	10,863
Total other income	-	10,863

Net Income	$57,101	$20,969

Net income allocated to Limited Partners	$57,101	$20,969

Net income per equivalent Limited Partnership unit	$0.05	$0.02
Weighted average number of equivalent limited
partnership units outstanding during the year	1,236,148	1,236,436

see accompanying notes to financial statements

F3

Commonwealth Income &
Growth Fund V
Statements of Partners' (Deficit) Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2017	50	1,236,608	$1,000	$(89,923)	$(88,923)
Net income	-	-	-	20,969	20,969
Redemption	-	(460)	-	(2,610)	(2,610)
Capital Contribution	-	-	-	284	284
Balance, December 31, 2017	50	1,236,148	1,000	(71,280)	(70,280)
Net income	-	-	-	57,101	57,101
Balance, December 31, 2018	50	1,236,148	$1,000	$(14,179)	$(13,179)

see accompanying notes to financial statements

F4

Commonwealth Income &
Growth Fund V
Statements of Cash Flows

	Years ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$57,101	$20,969
Adjustments to reconcile net income to net cash
(used in) provided by provided by operating activities
Depreciation	379,650	431,640
Gain on sale of equipment	(17,056)	(18,692)
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized
as a result of direct payment of principal to the bank by lessee	(298,094)	(310,389)
Earned interest on finance leases	(2,361)	(185)
Changes in assets and liabilities
Lease income receivable	(25,954)	(46,494)
Other receivables	18,841	9,855
Receivables - other LP's	(12,075)	-
Prepaid expenses	104	(960)
Accounts payable	37,867	8,844
Accounts payable, Commonwealth Capital Corp., net	(88,622)	41,243
Accounts payable, CIGF, Inc., net	(35,214)	(47,046)
Other accrued expenses	-	(13,121)
Unearned lease income	(29,776)	21,693
Net cash (used in) provided by operating activities	(15,589)	97,357

Cash flows from investing activities
Capital expenditures	(30,275)	(131,816)
Purchase of finance leases	-	(1,721)
Payment from finance leases	27,153	9,994
Net proceeds from the sale of equipment	26,068	24,321
Net cash provided by (used in) investing activities	22,946	(99,222)

Cash flows from financing activities
Redemptions	-	(2,610)
Capital Contributions	-	284
Net cash used in financing activities	-	(2,326)

Net increase (decrease) in cash and cash equivalents	7,357	(4,191)

Cash and cash equivalents beginning of year	12,338	16,529

Cash and cash equivalents end of year	$19,695	$12,338

see accompanying notes to financial statements

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

For the year ended December 31, 2018, limited partners did not redeem any units of the partnership in accordance with the terms of the limited partnership agreement. For the year ended December 31, 2017, limited partners redeemed 460 units of the partnership for a total redemption price of approximately $3,000 in accordance with the terms of the limited partnership agreement.

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. For the years ended December 31, 2018 and 2017, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

F6

Liquidity and Going Concern

The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing.  This strategy allows the General Partner to acquire additional revenue generating leases thus maximizing overall return.  For the year ended December 31, 2018, the Partnership acquired approximately $30,000 in equipment, of which $0 is leveraged. For the year ended December 31, 2017, the Partnership acquired approximately $684,000 in equipment, of which approximately $574,000 is leveraged.

The Partnership has a working capital deficit at December 31, 2018. The Partnership believes it has alleviated these conditions as discussed below. The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through March 31, 2020. The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow.

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

F7

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017. There were no assets or liabilities measured on a non-recurring basis at December 31, 2018 and 2017.

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, other receivables, accounts payable and other accrued expenses are carried at amounts which reasonably approximate their fair values as of December 31, 2018 and 2017 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2018 and 2017 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

For the years ended December 31, 2018 and 2017, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.

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

F8

Recent Accounting Pronouncements Not Yet Adopted

In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which is expected to reduce a lessor’s implementation and ongoing costs associated with applying the new leases standard. The ASU also clarifies a specific lessor accounting requirement.  Specifically, this ASU addresses the following issues facing lessors when applying the leases standard: Sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and non-lease components.  Under the new guidance, lessor accounting is largely unchanged and the Partnership has concluded that no significant changes are expected to the accounting for revenues upon adoption of Topic 842.

In March 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification® Section B—Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification® Section C—Background Information and Basis for Conclusions- Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: A public business entity; A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Additionally, our business involves lease agreements with our customers whereby we are the lessor in the transaction. Accounting guidance for lessors is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  The Partnership does not anticipate any material impact to its financial statements as a result of the new lessee accounting.

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

F9

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP (“other LP”) expenses. For the year ended December 31, 2018, the General Partner waived certain reimbursable expenses charged to the Partnership by CCC in connection with the administration and operation of the Partnership. CCC is not reimbursed for salary and benefit costs of control persons. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, leasing volume and stage of the program. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

At December 31, 2018, cash was held in a bank account maintained at one financial institution with a balance of approximately $21,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2018 and 2017, the total cash bank balance was approximately as follows:

Balance at December 31	2018	2017
Total bank balance	$21,000	$14,000
FDIC insured	(21,000)	(14,000)
Uninsured amount	$-	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's AAA-Rated banking institution which is one of only three AAA-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2019 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

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

Net Income Per Equivalent Limited Partnership Unit

The net income per equivalent limited partnership unit is computed based upon net income allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the years ended December 31, 2018 and 2017, there were no remarketing fees incurred and/or paid with cash or netted against receivables due from such parties.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. There were no gains from lease terminations included in lease revenue for the years ended December 31, 2018 and 2017.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2018 was approximately $3,567,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2018 was approximately $12,260,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2018 was approximately $218,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2018 was approximately $1,696,000.

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

The following is a schedule of approximate future minimum rentals on non-cancelable operating leases:

Years Ended December 31,	Amount
Year ending December 31, 2019	$275,000
Year ending December 31, 2020	89,000
Year ending December 31, 2021	7,000
$371,000

Finance Leases

The following lists the approximate components of the net investment in direct financing leases:

At December 31,	2018	2017
Total minimum lease payments to be received	$15,000	$42,000
Estimated residual value of leased equipment (unguaranteed)	7,000	16,000
Less: unearned income	(1,000)	(3,000)
Net investment in finance leases	$21,000	$55,000

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

F12

The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at December 31, 2018:
	Percent of Total
Risk Level	2018	2017
Low	-%	-%
Moderate-Low	-%	-%
Moderate	-%	-%
Moderate-High	100%	100%
High	-%	-%
Net Finance lease receivable	100%	100%

As of the year ended December 31, 2018 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

The following is a schedule of approximate future minimum rentals on non-cancelable finance leases:

Amount
Year ending December 31, 2019	$9,000
Year ending December 31, 2020	6,000
$15,000

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

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue:

Years Ended December 31,	2018	2017
Cummins, Inc.	40%	40%
Alliant Techsystems	21%	22%
Automatic Data Processing	11%	**%
** Represents less than 10% of lease revenue

Lessees equal to or exceeding 10% of net lease income receivable:

At December 31,	2018	2017
Cummins, Inc.	72%	64%
Automatic Data Processing	11%	**
 ** Represents less than 10% of lease revenue

F13

5. Related Party Transactions

Receivables/Payables

As of December 31, 2018 and 2017, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2018	AMOUNT INCURRED DURING 2017

OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates
Reimbursable expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership, not including costs of the control persons, as defined in Item 10. For the years ended December 31, 2018 and 2017, the Partnership was charged approximately $0 and $98,000 in Other LP expense, respectively.
		$132,000	$158,000
The General Partner
Equipment Management Fee. The General Partner is entitled to be paid a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases through June 30, 2010 and 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the years ended December 31, 2018 and 2017.
		$-	$-
The General Partner
Debt Placement Fee. As compensation for arranging term debt to finance the acquisition of equipment to the Partnership, a fee equal to one percent of such indebtedness; provided, however, that such fee is reduced to the extent the Partnership incurs such fees to third parties, unaffiliated with the General Partner or the lender, with respect to such indebtedness and no such fee is paid with respect to borrowings from the General Partner or its affiliates. During the years ended December 31, 2018 and 2017, the General Partner earned but waived approximately $300 and $6,000 of debt placement fees, respectively.
		$-	$-
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for suchequipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During both years ended December 31, 2018 and 2017, the General Partner earned but waived approximately $1,000 of equipment liquidation fees.
		$-	$-
The General Partner	Partnership Interest. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of cash available for distribution until the Limited Partners have received distributions of cash available for Distribution equal to their capital contributions plus the 10% cumulative return and thereafter, the General Partner will receive 10% of cash available for distribution.	$-	$-

  F14

6. Notes Payable

Notes payable consisted of the following approximate amounts:

At December 31,	2018	2017
Installment note payable to bank; interest at 4.23%, due in quarterly installments of $9,663, including interest, with final payment in February 2018	$-	$10,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in March 2018	-	1,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments of $278, including interest, with final payment in April 2018	-	1,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $2,797, including interest, with final payment in June 2018	-	6,000
Installment notes payable to bank; interest at 4.23% due in quarterly installments of $458, including interest, with final payment in September 2018	-	2,000
Installment notes payable to bank; interest at 6.00% due in monthly installments ranging from $132 to $1,479, including interest, with final payment in September 2018	-	6,000
Installment notes payable to bank; interest at 4.23%, due in quarterly installments ranging from $296 to $458, including interest, with final payment in October 2018	-	5,000
Installment note payable to bank; interest at 4.23% due in quarterly installments of $208, including interest, with final payment in November 2018	-	1,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $803 to $1,216, including interest, with final payment in February 2019	2,000	16,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,116, including interest, with final payment in February 2019	4,000	29,000
Installment note payable to bank; interest at 4.47% due in monthly installments of $2,208, including interest, with final payment in February 2019	2,000	28,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $175, including interest, with final payment in March 2019	1,000	3,000
Installment notes payable to bank; interest at 1.80% due in monthly installments ranging from $121 to $175, including interest, with final payment in April 2019	2,000	7,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,847, including interest, with final payment in December 2019	33,000	65,000
Installment note payable to bank; interest at 5.25% due in quarterly installments of $8,102, including interest, with final payment in December 2019	31,000	61,000
Installment note payable to bank; interest at 4.87% due in quarterly installments of $11,897, including interest, with final payment in January 2020	57,000	101,000
Installment note payable to bank, interest at 5.25% due in monthly installments of $679, including interest, with final payment in June 2020	12,000	19,000
Installment note payable to bank; interest at 5.56% due in monthly installments of $2,925, including interest, with final payment in June 2020	50,000	82,000
Installment note payable to bank; interest at 4.87% due in monthly installments of $1,902, including interest, with final payment in July 2020	13,000	21,000
Installment note payable to bank; interest at 6.275% due in quarterly installments of $722, including interest, with final payment in September 2020	5,000	8,000
Installment note payable to bank; interest at 5.75% due in monthly installments of $857, including interest, with final payment in November 2020	19,000	27,000
Installment note payable to bank; interest at 5.31% due in quarterly installments of $4,618, including interest, with final payment in January 2021	39,000	55,000
Installment note payable to bank; interest at 4.7% due in monthly installments of $1,360, including interest, with final payment in February 2021	34,000	48,000
	$304,000	$602,000

F15

The notes are secured by specific technology equipment with a carrying value of approximately $491,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate payments of notes payable for each of the periods subsequent to December 31, 2018 are as follows:

Years Ended December 31,	Amount
2019	$213,000
2020	84,000
2021	7,000
$304,000

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

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at December 31, 2018 and December 31, 2017, was approximately $2,000 and $21,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases is approximately $0.  The carrying value of the secured equipment under finance leases is approximately $22,000.

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2018 and 2017 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Noncash investing and financing activities approximately include the following:

Years Ended December 31,	2018	2017
Debt assumed in connection with purchase of technology equipment	$-	$574,000

During the years ended December 31, 2018 and 2017, the Partnership wrote-off fully depreciated equipment of approximately $529,000 and $88,000, respectively.

8. Commitments and Contingencies

F16

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of April 1, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

F17

9.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax basis of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2018 and 2017 as follows:
Years Ended December 31,	2018	2017
Financial statement basis of net assets	$(13,179)	$(70,280)
Tax basis of net assets (unaudited)	231,618	29,062
Difference (unaudited)	$244,797	$99,342

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years Ended December 31,	2018	2017
Net income for financial reporting purposes to taxable loss	$57,101	$20,969
Gain (Loss) on sale of equipment	2,734	(3,189)
Depreciation	150,837	(230,333)
Unearned lease income	(29,777)	21,693
Penalties	1,168	1,579
*Other	21,866	41,608
Taxable income (loss) on the Federal Partnership return (unaudited)	$203,929	$(147,673)

  *Other- includes financial statement adjustments that will be reflected on the tax return in the subsequent year.

Adjustment or loss on sale of equipment is due to longer useful lives for tax reporting purposes.

F18