Form 10-Q
period 2019-03-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2019-05-15
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019 or

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

FORM 10-Q
March 31, 2019

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and cash equivalents	$11,603	$19,695
Lease income receivable, net of reserve of approximately $10,000 at March 31, 2019 and December 31, 2018, respectively	154,416	114,375
Other receivables	1,055	4,133
Prepaid expenses	665	1,165
	167,739	139,368

Net investment in finance leases	13,441	21,334

Equipment, at cost	4,594,630	4,665,356
Accumulated depreciation	(4,125,598)	(4,113,846)
	469,032	551,510
Total Assets	$650,212	$712,212

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

LIABILITIES
Accounts payable	$158,934	$173,998
Accounts payable, CIGF, Inc.	22,732	22,732
Accounts payable, Commonwealth Capital Corp, net	189,534	202,146
Other accrued expenses	14,281	2,979
Unearned lease income	31,617	19,894
Notes payable	244,213	303,642
Total Liabilities	662,136	725,391

COMMITMENTS AND CONTINGENCIES
PARTNERS' (DEFICIT) CAPITAL
General Partner	1,000	1,000
Limited Partners	(12,099)	(14,179)
Total Partners' (Deficit) Capital	(11,099)	(13,179)
Total Liabilities and Partners' (Deficit) Capital	$650,212	$712,212

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue
Lease	$127,826	$151,512
Interest and other	333	1,022
Gain on sale of equipment	374	6,132
Total revenue and gain on sale of equipment	128,533	158,666

Expenses
Operating, excluding depreciation and amortization	42,635	53,915
Interest	3,799	6,838
Depreciation	80,019	104,840
Total expenses	126,453	165,593

Net Income (Loss)	$2,080	$(6,927)

Net Income (Loss) allocated to Limited Partners	$2,080	$(6,927)

Net Income (Loss) per equivalent Limited Partnership unit	$0.00	$(0.01)
Weighted average number of equivalent limited
partnership units outstanding during the year	1,236,148	1,236,148

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' (Deficit) Capital
For the three months ended March 31, 2019
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,236,148	$1,000	$(14,179)	$(13,179)
Net Income	-	-	$-	$2,080	$2,080
Balance March 31, 2019	50	1,236,148	$1,000	$(12,099)	$(11,099)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2018	50	1,236,148	$1,000	$(71,280)	$(70,280)
Net loss	-	-	$-	$(6,927)	$(6,927)
Balance March 31, 2018	50	1,236,148	$1,000	$(78,207)	$(77,207)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Three months ended March 31,
	2019	2018

Net cash (used in) provided by operating activities	$(15,608)	$148

Investing activities:
Payments from finance leases	-	8,636
Net proceeds from the sale of equipment	7,516	7,160
Net cash provided by investing activities	7,516	15,796

Net (decrease) increase in cash and cash equivalents	(8,092)	15,944

Cash and cash equivalents at beginning of period	19,695	12,338

Cash and cash equivalents at end of period	$11,603	$28,282

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

For the first quarter of 2019, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the three months ended March 31, 2019. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2019. The General Partner and CCC will also determine if related party payables owed to them by the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow.

Liquidity and Going Concern

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through May 15, 2020. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees. The General Partner and CCC will also determine if related party payables owed to the Partnership may be deferred (if deemed necessary) in an effort to further increase the Partnership’s cash flow. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The Partnership has incurred recurring losses and has a working capital deficit at March 31, 2019. The Partnership believes it has alleviated these conditions as discussed above. Allocations of income and distributions of cash are based on the Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2018 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2018 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2019.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2019 and December 31, 2018 due to the short term nature of these financial instruments.

The Partnership’s debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2019 and December 31, 2018 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.
At March 31, 2019, cash and cash equivalents were held in one account maintained at one financial institution with a balance of approximately $13,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2019, the total cash bank balance was as follows:

At March 31, 2019	Balance
Total bank balance	$13,000
FDIC insured	(13,000)
Uninsured amount	$-

The Partnership’s bank balance is fully insured by the FDIC. The Partnership deposits its funds with a Moody's AAA-Rated banking institution which is one of only three AAA-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in its account, and believes it is not exposed to any significant credit risk. The amount in the account will fluctuate throughout 2019 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

Recent Accounting Pronouncements Adopted

In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which is expected to reduce a lessor’s implementation and ongoing costs associated with applying the new leases standard. The ASU also clarifies a specific lessor accounting requirement.  Specifically, this ASU addresses the following issues facing lessors when applying the leases standard: Sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and non-lease components. The Partnership concluded, upon adoption of this update that there was no significant change to their accounting.

In March 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) Section A—Leases: Amendments to the FASB Accounting Standards Codification® Section B—Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification® Section C—Background Information and Basis for Conclusions- Effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for any of the following: A public business entity; A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). The new standard requires the recognition and measurement of leases at the beginning of the earliest period presented using a modified retrospective approach, which includes a number of optional practical expedients that entities may elect to apply.  This guidance also expands the requirements for lessees to record leases embedded in other arrangements and the required quantitative and qualitative disclosures surrounding leases. Additionally, our business involves lease agreements with our customers whereby we are the lessor in the transaction. Accounting guidance for lessors is largely unchanged. The amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  We adopted Topic 842 at the required adoption date of January 1, 2019. We used the package of practical expedients permitted under the transition guidance that allowed us not to reassess: (1) lease classification for expired or existing leases and (2) initial direct costs for any expired or existing leases. We did not recognize an adjustment to the opening balance of partner’s capital upon adoption.

Recent Accounting Pronouncements Not Yet Adopted

In March 2019, the FASB issued Accounting Standards Update No. 2019-01, Leases (Topic 842) Codification Improvements — Effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, for any of the following: A public business entity; A not-for-profit entity that has issued, or is a conduit bond obligor for, securities that are traded, listed, or quoted on an exchange or an over-the-counter market; An employee benefit plan that files financial statements with the U.S. Securities and Exchange Commission (SEC). The amendments in this Update include the following items brought to the Board’s attention through those interactions with stakeholders:

●
Determining the fair value of the underlying asset by lessors that are not manufacturers or dealers (Issue 1).
●
Presentation on the statement of cash flows—sales-type and direct financing leases (Issue 2).
●
Transition disclosures related to Topic 250, Accounting Changes and Error Corrections (Issue 3).

Our evaluation of this guidance is ongoing and the impact that this new ASU will have on our financial statements has not yet been determined.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the three months ended March 31, 2019 and 2018, no remarketing fees were incurred or paid.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2019 and 2018 were approximately $0 and $0, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2019 was approximately $2,705,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2019 was approximately $9,798,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2019 was approximately $172,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2019 was approximately $1,435,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at March 31, 2019:

For the period ended December	Amount
Nine months ended December 31, 2019	$181,000
Year Ended December 31, 2020	97,000
Year Ended December 31, 2021	13,000
$291,000

Finance Leases:

The following lists the approximate components of the net investment in direct financing leases:

	March 31, 2019	December 31, 2018
Total minimum lease payments to be received	$12,000	$15,000
Estimated residual value of leased equipment (unguaranteed)	2,000	7,000
Less: unearned income	(1,000)	(1,000)
Net investment in finance leases	$13,000	$21,000

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

The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at March 31, 2019:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of March 31, 2019 and December 31, 2018, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of approximate future minimum rentals on non-cancellable finance leases at March 31, 2019:

Amount
Nine months ended December 31, 2019	$6,000
2020	6,000
Total	$12,000

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

4. Related Party Transactions

Receivables/Payables

As of March 31, 2019 and December 31, 2018, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.
Three months ended March 31,	2019	2018
Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2019 and 2018, the General Partner waived certain reimbursable expenses due to it by the Partnership. For the three months ended both March 31, 2019 and 2018, the Partnership was charged approximately $0 in Other LP expense.
	$29,000	$27,000

Equipment Management Fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% and 2% of the gross lease revenues attributable to equipment which is subject to operating leases, respectively. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the three months ended March 31, 2019 and 2018. For the three months ended March 31, 2019 and 2018, equipment management fees of approximately $3,000 and $4,000 were earned but were waived by the General Partner, respectively.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31,	December 31,
	2019	2018
Installment note payable to bank; interest at 4.47% due in monthly installments of $2,208, including interest, with final payment in February 2019	-	2,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $803 to $1,216, including interest, with final payment in February 2019	-	2,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,116, including interest, with final payment in February 2019	-	4,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $175, including interest, with final payment in March 2019	-	1,000
Installment notes payable to bank; interest at 1.80% due in monthly installments ranging from $121 to $175, including interest, with final payment in April 2019	-	2,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,847, including interest, with final payment in December 2019	25,000	33,000
Installment note payable to bank; interest at 5.25% due in quarterly installments of $8,102, including interest, with final payment in December 2019	24,000	31,000
Installment note payable to bank; interest at 4.87% due in quarterly installments of $11,897, including interest, with final payment in January 2020	46,000	57,000
Installment note payable to bank; interest at 5.25% due in monthly installments of $679, including interest, with final payment in June 2020	10,000	12,000
Installment note payable to bank; interest at 5.56% due in monthly installments of $2,925, including interest, with final payment in June 2020	42,000	50,000
Installment note payable to bank; interest at 4.87% due in monthly installments of $1,902, including interest, with final payment in July 2020	11,000	13,000
Installment note payable to bank; interest at 6.28% due in quarterly installments of $722, including interest, with final payment in September 2020	5,000	5,000
Installment note payable to bank; interest at 5.75% due in monthly installments of $857, including interest, with final payment in November 2020	16,000	19,000
Installment note payable to bank; interest at 5.31% due in quarterly installments of $4,618, including interest, with final payment in January 2021	35,000	39,000
Installment note payable to bank; interest at 4.70% due in monthly installments of $1,360, including interest, with final payment in February 2021	30,000	34,000
	$244,000	$304,000

These notes are secured by specific equipment with a carrying value of approximately $370,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2019 are as follows:
Amount
Nine months ended December 31, 2019	$153,000
Year ended December 31, 2020	84,000
Year ended December 31, 2021	7,000
$244,000

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

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at March 31, 2019 and December 31, 2018 was approximately $0 and $2,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at March 31, 2019 and December 31, 2018 is $0 and $0, respectively. The carrying value of the secured equipment under finance leases at March 31, 2019 and December 31, 2018 is approximately $14,000 and $22,000, respectively.

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2019 and 2018 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net income (loss) are as follows:

Three months ended March 31,	2019	2018
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$59,000	$86,000

At March 31, 2019 and 2018, the Partnership wrote-off fully depreciated equipment of approximately $0 and $171,000, respectively.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of May 15, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for March was $8.2 billion, down 10% year-over-year from new business volume in March 2018. Volume was up 39% month-to-month from $5.9 billion in February. Year to date, cumulative new business volume was down 10% compared to 2018. Receivables over 30 days were 1.90%, up from 1.80% the previous month and up from 1.70% the same period in 2018. Charge-offs were 0.37%, up from 0.35% the previous month, and down from 0.51% in the year-earlier period. Credit approvals totaled 75.3%, down from 76.0% from February. Total headcount for equipment finance companies was up 0.4% year-over-year. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in April is 58.3, down from the March index of 60.4.

ELFA President and CEO Ralph Petta said, “First quarter new business volume got off to a slow start, relative to Q1 last year. This was not unexpected given analysts’ expectations that equipment and software capex in 2019 could not realistically expect to keep pace with last year’s strong showing. The overall U.S. economy continues to perform reasonably well: unemployment is low; interest rates are favorable, with the Fed deciding to hold off on additional increases for a while; and the broader equity markets are stable. Credit markets appear healthy. Headwinds to this benign scenario include a softening in global economies and continued international trade frictions, particularly with China and Europe.”

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

REVENUE RECOGNITION

Through March 31, 2019, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the three months ended March 31, 2019 and 2018 were approximately $0 and $0, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the three months ended March 31, 2019 was net proceeds from the sale of equipment of approximately $8,000. This compares to the three months ended March 31, 2018, where our primary sources of cash were cash provided by operating activities of approximately $148, net proceeds from the sale of equipment of approximately $7,000 and payments from finance leases of approximately $9,000.

Our primary use of cash for the three months ended March 31, 2019 was cash used in operating activities of approximately $16,000.

For the three months ended March 31, 2019 and March 31, 2018, the Partnership had no financing and/or investing activities.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

Cash was used in operating activities for the three months ended March 31, 2019 of approximately $16,000 which includes net income of approximately $2,000 and depreciation expenses of approximately $80,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $59,000.

For the three months ended March 31, 2018, cash was provided by operating activities of approximately $148 which includes a net loss of approximately $7,000 and depreciation expenses of approximately $105,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $86,000.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at March 31, 2019 and December 31, 2018 was approximately $0 and $2,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at March 31, 2019 and December 31, 2018 is $0 and $0, respectively. The carrying value of the secured equipment under finance leases at March 31, 2019 and December 31, 2018 is approximately $14,000 and $22,000, respectively.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.
At March 31, 2019, cash and cash equivalents were held in one account maintained at one financial institution with a balance of approximately $13,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2019, the total cash bank balance was as follows:

At March 31, 2019	Balance
Total bank balance	$13,000
FDIC insured	(13,000)
Uninsured amount	$-

The Partnership’s bank balance is fully insured by the FDIC. The Partnership deposits its funds with a Moody's AAA-Rated banking institution which is one of only three AAA-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in its account, and believes it is not exposed to any significant credit risk. The amount in the account will fluctuate throughout 2019 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of March 31, 2019, we had future minimum rentals on non-cancelable operating leases of approximately $181,000 for the balance of the year ending December 31, 2019 and approximately $110,000 thereafter. As of March 31, 2019, we had future minimum rentals on non-cancelable finance leases of approximately $6,000 for the balance of the year ending December 31, 2019 and approximately $6,000 thereafter.

As of March 31, 2019, our non-recourse debt was approximately $244,000, with interest rates ranging from 1.80% to 6.28%, and will be payable through February 2021.

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

As the Partnership and the other programs managed by the General Partner increase their overall portfolio size, opportunities for shared participation are expected to continue. Sharing in the acquisition of a lease portfolio gives the fund an opportunity to acquire additional assets and revenue streams, while allowing the fund to remain diversified and reducing its overall risk with respect to one portfolio. Thus, total shared equipment and related debt should continue to trend higher in fiscal year 2019, as the Partnership builds its portfolio.

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

The General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the three months ended March 31, 2019. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through May 15, 2020. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions; the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds, thus maximizing overall return.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 compared to three months ended March 31, 2018

Lease Revenue

Our lease revenue decreased to approximately $128,000 for the three months ended March 31, 2019, from approximately $152,000 for the three months ended March 31, 2018. This revenue decrease is primarily due to a decrease in active lease agreements as described below.

The Partnership had 63 and 76 active operating leases during the three months ended March 31, 2019 and 2018, respectively. The decrease in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2019, funded primarily through debt financing. As the operational phase of the Partnership has been extended to December 31, 2020, Management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

Sale of Equipment

For the three months ended March 31, 2019, we sold fully depreciated equipment for a net gain of $400. During the three months ended March 31, 2018, we sold fully depreciated equipment for a net gain of approximately $6,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $43,000 for the three months ended March 31, 2019, from approximately $54,000 for the three months ended March 31, 2018. This decrease is primarily attributable to a decrease in reimbursable expenses in connection with the administration and operation of the Partnership of approximately $10,000, principally due to a decrease in legal expense.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. For the three months ended March 31, 2019 and 2018, the equipment management fee was waived.

Depreciation and Amortization Expenses

Depreciation expenses consist of depreciation on equipment. This expense decreased to approximately $80,000 for the three months ended March 31, 2019, from $105,000 for the three months ended March 31, 2018. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2019.

Net Income (Loss)

For the three months ended March 31, 2019, we recognized revenue of approximately $128,000, expenses of approximately $126,000, resulting in net income of approximately $2,000. For the three months ended March 31, 2018, we recognized revenue of approximately $159,000, expenses of approximately $166,000, resulting in a net loss of approximately $7,000. This change in net income is due to the changes in revenue and expenses described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2019 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of May 15, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 15, 2019	By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2019	By: /s/ Theodore Cavaliere Theodore Cavaliere Vice President, Financial Operations Principal