Form 10-Q
period 2019-09-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2019-11-13
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019 or

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

FORM 10-Q
SEPTEMBER 30, 2019

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Cash and cash equivalents	$3,570	$19,695
Lease income receivable, net of reserve of approximately $10,000 at September 30, 2019 and December 31, 2018	214,578	114,375
Other receivables	1,054	4,133
Prepaid expenses	1,665	1,165
	220,867	139,368

Net investment in finance leases	10,015	21,334

Equipment, at cost	4,519,881	4,665,356
Accumulated depreciation	(4,194,295)	(4,113,846)
	325,586	551,510

Total Assets	$556,468	$712,212

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
LIABILITIES
Accounts payable	$175,465	$173,998
Accounts payable, CIGF, Inc., net	22,732	22,732
Accounts payable, Commonwealth Capital Corp., net	115,355	202,146
Other accrued expenses	7,964	2,979
Unearned lease income	17,824	19,894
Notes payable	142,722	303,642
Total Liabilities	482,062	725,391

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL (DEFICIT)
General Partner	1,000	1,000
Limited Partners	73,406	(14,179)
Total Partners' Capital (Deficit)	74,406	(13,179)

Total Liabilities and Partners' Capital (Deficit)	$556,468	$712,212

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue
Lease	$123,869	$143,938	$378,752	$440,773
Interest and other	691	689	1,255	2,542
Sales and property taxes	7,002	-	21,870	-
Gain on sale of equipment	2,459	3,327	2,834	12,808
Total revenue and gain on sale of equipment	134,021	147,954	404,711	456,123

Expenses
Operating, excluding depreciation and amortization	2,770	44,570	67,686	110,242
Interest	2,407	5,377	9,265	18,490
Depreciation	63,550	93,156	218,305	295,698
Sales and property taxes	7,002	-	21,870	-
Total expenses	75,729	143,103	317,126	424,430

Net income	$58,292	$4,851	$87,585	$31,693

Net income allocated to Limited Partners	$58,292	$4,851	$87,585	$31,693

Net income per equivalent Limited Partnership unit	$0.05	$0.00	$0.07	$0.03

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,236,148	1,236,148	1,236,148	1,236,148

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' (Deficit) Capital
For the three, six and nine months ended September 30, 2019 and 2018
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,236,148	$1,000	$(14,179)	$(13,179)
Net income	-	-	-	2,080	2,080
Balance, March 31, 2019	50	1,236,148	$1,000	$(12,099)	$(11,099)
Net income	-	-	-	27,213	27,213
Balance, June 30, 2019	50	1,236,148	$1,000	$15,114	$16,114
Net income	-	-	-	58,292	58,292
Balance, September 30, 2019	50	1,236,148	$1,000	$73,406	$74,406

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2018	50	1,236,148	$1,000	$(71,280)	$(70,280)
Net income	-	-	-	(6,927)	(6,927)
Balance, March 31, 2018	50	1,236,148	$1,000	$(78,207)	$(77,207)
Net income	-	-	-	33,769	33,769
Balance, June 30, 2018	50	1,236,148	$1,000	$(44,438)	$(43,438)
Net income	-	-	-	4,851	4,851
Balance, September 30, 2018	50	1,236,148	$1,000	$(39,587)	$(38.587)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended
	September 30,
	2019	2018

Net cash used in operating activities	$(31,261)	$(363)

Cash flows from investing activities
Capital expenditures	-	(30,275)
Payments received from finance leases	-	21,603
Net proceeds from the sale of equipment	15,136	19,551

Net cash provided by investing activities	15,136	10,879

Net (decrease) increase in cash and cash equivalents	(16,125)	10,516

Cash and cash equivalents, beginning of period	19,695	12,338

Cash and cash equivalents, end of period	$3,570	$22,854

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

For the first, second and third quarters of 2019, the General Partner elected to forgo distributions and allocations of net income owed to it and suspended limited partner distributions. The General Partner will reassess the funding of limited partner distributions on a quarterly basis, throughout 2019.

Liquidity and Going Concern

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of Commonwealth Income and Growth Fund V (“CIGF5” or “the Partnership”) through November 30, 2020. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees. The General Partner and CCC will also determine if related party payables owed to them, the Partnership, may be deferred (if deemed necessary in an effort to further increase the Partnership’s cash flow). If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The Partnership has incurred recurring losses and has a working capital deficit at September 30, 2019. The Partnership believes it has alleviated these conditions as discussed above. Allocations of income and distributions of cash are based on the Agreement.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2018 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2019.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2019 and December 31, 2018 due to the short term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2019 and December 31, 2018 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.
At September 30, 2019, cash and cash equivalents was held in one account maintained at one financial institution with an aggregate balance of approximately $5,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2019, the total cash bank balance was as follows:

At September 30, 2019	Balance
Total bank balance	$5,000
FDIC insured	(5,000)
Uninsured amount	$-

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

Recently Adopted Accounting Pronouncements

In December 2018, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, which is expected to reduce a lessor’s implementation and ongoing costs associated with applying the new leases standard. The ASU also clarifies a specific lessor accounting requirement.  Specifically, this ASU addresses the following issues facing lessors when applying the leases standard: Sales taxes and other similar taxes collected from lessees, certain lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and non-lease components. The Partnership concluded, upon adoption of this update that there was no significant change to their accounting.

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
●
Transition disclosures related to Topic 250, Accounting Changes and Error Corrections (Issue 3).

We adopted Topic 842 at the required adoption date of January 1, 2019. The Partnership concluded that the sales taxes and other similar taxes collected from the lessees are recorded in the current period in the Condensed Statement of Operations as gross revenues and expenses. As permitted by the guidance, we elected the practical expedient that allows us not to restate comparative periods in the financial statements. Upon adoption of this update, there was no significant change to the Partnership accounting.

  Recent Accounting Pronouncements Not Yet Adopted

FASB issued a new guidance, Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. The new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Thus, for a calendar-year company, it would be effective January 1, 2020. The new guidance requires an allowance for credit losses based on the expectation of lifetime credit losses on financial receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and certain leases. The new current expected credit loss (“CECL”) impairment model for financial assets reported at amortized cost will be applicable to receivables associated with sales-type and direct financing leases but not to operating lease receivables. The Partnership continues to evaluate the impact of the new guidance on its condensed financial statements.

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

Remarketing fees are paid to the leasing companies from which the Partnership purchases leases. These are fees that are earned by the leasing companies when the initial terms of the lease have been met. The General Partner believes that this strategy adds value since it entices the leasing company to remain actively involved with the lessee and encourages potential extensions, remarketing or sale of equipment. This strategy is designed to minimize any conflicts the leasing company may have with a new lessee and may assist in maximizing overall portfolio performance. The remarketing fee is tied into lease performance thresholds and is a factor in the negotiation of the fee. Remarketing fees incurred in connection with lease extensions are accounted for as operating costs. Remarketing fees incurred in connection with the sale of equipment are included in the gain or loss calculations. For the nine months ended September 30, 2019 and 2018, no remarketing fees were incurred or paid.

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the nine months ended September 30, 2019 and 2018 were approximately $0 and $3,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2019 was approximately $1,765,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2019 was approximately $7,433,000. The Partnership’s share of the outstanding debt associated with this equipment at September, 2019 was approximately $92,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2019 was approximately $1,013,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at September 30, 2019:

For the period ended December	Amount
Three months ended December 31, 2019	$90,000
Year Ended December 31, 2020	96,000
Year Ended December 31, 2021	13,000
$199,000

Finance Leases:

The following lists the approximate components of the net investment in direct financing leases:
	September 30, 2019	December 31, 2018
Total minimum lease payments to be received	$8,000	$15,000
Estimated residual value of leased equipment (unguaranteed)	3,000	7,000
Less: unearned income	(1,000)	(1,000)
Net investment in finance leases	$10,000	$21,000

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

The following table presents the credit risk profile, by creditworthiness category, of our direct finance lease receivables at September 30, 2019:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of September 30, 2019 and December 31, 2018, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of approximate future minimum rentals on non-cancellable finance leases at September 30, 2019:
Amount
Three months ended December 31, 2019	$2,000
2020	6,000
Total	$8,000

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

4. Related Party Transactions

Receivables/Payables

As of September 30, 2019 and December 31, 2018, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Nine months ended September 30,	2019	2018
Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended September 30, 2019 and 2018, the General Partner waived certain reimbursable expenses due to it by the Partnership. For the nine months ended September 30, 2019 and 2018, the Partnership was charged approximately $0 in Other LP expense.
	$59,000	$99,000

Equipment Management Fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% and 2% of the gross lease revenues attributable to equipment which is subject to operating leases, respectively. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the nine months ended September 30, 2019 and 2018. For the nine months ended September 30, 2019 and 2018, equipment management fees of approximately $10,000 and $11,000 were earned but were waived by the General Partner, respectively.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:
	September 30,	December 31,
	2019	2018
Installment note payable to bank; interest at 4.47% due in monthly installments of $2,208, including interest, with final payment in February 2019	-	2,000
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $803 to $1,216, including interest, with final payment in February 2019	-	2,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,116, including interest, with final payment in February 2019	-	4,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $175, including interest, with final payment in March 2019	-	1,000
Installment notes payable to bank; interest at 1.80% due in monthly installments ranging from $121 to $175, including interest, with final payment in April 2019	-	2,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,847, including interest, with final payment in December 2019	9,000	33,000
Installment note payable to bank; interest at 5.25% due in quarterly installments of $8,102, including interest, with final payment in December 2019	8,000	31,000
Installment note payable to bank; interest at 4.87% due in quarterly installments of $11,897, including interest, with final payment in January 2020	23,000	57,000
Installment note payable to bank; interest at 5.25% due in monthly installments of $679, including interest, with final payment in June 2020	6,000	12,000
Installment note payable to bank; interest at 5.56% due in monthly installments of $2,925, including interest, with final payment in June 2020	26,000	50,000
Installment note payable to bank; interest at 4.87% due in monthly installments of $1,902, including interest, with final payment in July 2020	7,000	13,000
Installment note payable to bank; interest at 6.28% due in quarterly installments of $722, including interest, with final payment in September 2020	3,000	5,000
Installment note payable to bank; interest at 5.75% due in monthly installments of $857, including interest, with final payment in November 2020	12,000	19,000
Installment note payable to bank; interest at 5.31% due in quarterly installments of $4,618, including interest, with final payment in January 2021	27,000	39,000
Installment note payable to bank; interest at 4.70% due in monthly installments of $1,360, including interest, with final payment in February 2021	22,000	34,000
	$143,000	$304,000

These notes are secured by specific equipment with a carrying value of approximately $291,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to September 30, 2019 are as follows:
Amount
Three months ended December 31, 2019	$52,000
Year ended December 31, 2020	84,000
Year ended December 31, 2021	7,000
$143,000

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

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at September 30, 2019 and December 31, 2018 was approximately $0 and $2,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at both September 30, 2019 and December 31, 2018 is $0. The carrying value of the secured equipment under finance leases at September 30, 2019 and December 31, 2018 is approximately $10,000 and $22,000, respectively.

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2019 and 2018 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2019	2018
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$161,000	$229,000

During the nine months ended September 30, 2019 and 2018, the Partnership wrote-off fully depreciated equipment of approximately $0.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of November 13, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although, a final assurance cannot be provided until the legal matter is resolved.

Leased Equipment

The General Partner is in the process of negotiations with a lessee to “Buy-out” certain equipment currently under lease contract.  If a “Buy-out” agreement is not reached, the lessee will continue to lease the equipment as written under the original lease contract.  The equipment to be included in the “Buy-out” represents approximately 12.5% of the Partnership’s total equipment at cost as of September 30, 2019.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for September was $10 billion, up 18 % year-over-year from new business volume in September 2018. Volume was up 9 % month-to-month from $9.2 billion in August. Year to date, cumulative new business volume was up 5 % compared to 2018. Receivables over 30 days were 1.70%, down from 2.0 % the previous month and up from 1.60 % the same period in 2018. Charge-offs was 0.40%, down from 0.42 % the previous month, and unchanged from the year-earlier period. Credit approvals totaled 76.3%, down from 76.6 % in August. Total headcount for equipment finance companies was down 2.1 % year-over-year. Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in October is 51.4, down from the September index of 54.7.

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

REVENUE RECOGNITION

Through September 30, 2019, the Partnership’s lease portfolio consisted of operating and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreements.

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. Gains from lease termination included in lease revenue for the nine months ended September 30, 2019 and 2018 were approximately $0 and $3,000, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the nine months ended September 30, 2019 is net proceeds from the sale of equipment of approximately $15,000. This compares to the nine months ended September 30, 2018 where our primary sources of cash were payments from finance leases of approximately $22,000 and net proceeds from the sale of equipment of approximately $20,000.

Our primary uses of cash for the nine months ended September 30, 2019 was cash used in operating activities of approximately $31,000. Our primary uses of cash for the nine months ended September 30, 2018 was for the purchase of new equipment of approximately $30,000.

For the nine months ended September 30, 2019 and 2018, the Partnership had no financing activities.

As we continue to increase the size of our equipment portfolio, operating expenses will increase, which reflects the administrative costs of servicing the portfolio, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

Cash was used in operating activities for the nine months ended September 30, 2019 of approximately $31,000, which includes net income of approximately $88,000 and depreciation and amortization expenses of approximately $218,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $161,000. Cash was used in operating activities for the nine months ended September 30, 2018 of approximately $400, which includes a net income of approximately $32,000 and depreciation and amortization expenses of approximately $296,000.  Other non-cash activities included in the determination of net gain include direct payments of lease income by lessees to banks of approximately $229,000 and a gain on sale of equipment in the amount of approximately $13,000.

During 2015, the General Partner executed a collateralized debt financing agreement on behalf of certain affiliates for a total shared loan amount of approximately $847,000, of which the Partnership’s share was approximately $101,000. The Partnership’s portion of the current loan amount at September 30, 2019 and December 31, 2018 was approximately $0 and $2,000, respectively, and is secured by specific equipment under both operating and finance leases. The carrying value of the secured equipment under operating leases at both September 30, 2019 and December 31, 2018 is $0. The carrying value of the secured equipment under finance leases at September 30, 2019 and December 31, 2018 is approximately $10,000 and $22,000, respectively.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.
At September 30, 2019, cash and cash equivalents was held in one account maintained at one financial institution with an aggregate balance of approximately $5,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2019, the total cash bank balance was as follows:

At September 30, 2019	Balance
Total bank balance	$5,000
FDIC insured	(5,000)
Uninsured amount	$-

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2019, we had future minimum rentals on non-cancelable operating leases of approximately $90,000 for the balance of the year ending December 31, 2019 and approximately $109,000 thereafter.  As of September 30, 2019, we had future minimum rentals on non-cancelable finance leases of approximately $2,000 for the balance of the year ending December 31, 2019 and approximately $6,000 thereafter.

As of September 30, 2019, our non-recourse debt was approximately $143,000, with interest rates ranging from 1.8% to 6.28%, and will be payable through February 2021.

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

The General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the nine months ended September 30, 2019. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The General Partner and CCC have committed to fund, either through cash contributions and/or forgiveness of indebtedness, any necessary operational cash shortfalls of the Partnership through September 30, 2020. The General Partner will continue to reassess the funding of limited partner distributions throughout 2019 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions; the acquisition of lease equipment through financing.  This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds, thus maximizing overall return.

RESULTS OF OPERATIONS

Three months ended September 30, 2019 compared to three months ended September 30, 2018

Lease Revenue

Our lease revenue decreased to approximately $124,000 for the three months ended September 30, 2019, from approximately $144,000 for the three months ended September, 2018. This decrease is primarily due to more lease agreements ending versus new lease agreements being acquired.

The Partnership had 61 and 71 operating leases during the three months ended September 30, 2019 and 2018, respectively. The decline in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2019, funded primarily through debt financing. As the operational phase of the Partnership has been extended to December 31, 2020, management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

Sale of Equipment

For the three months ended September 30, 2019, the Partnership sold equipment with a net book value of approximately $5,000 for a net gain of approximately $2,000. For the three months ended September 30, 2018, the Partnership sold equipment with a net book value of approximately $4,000 for a net gain of approximately $3,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $3,000 for the three months ended September 30, 2019, from approximately $45,000 for the three months ended September 30, 2018. This decrease is primarily attributable to a decrease in legal fees of approximately $43,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. An equipment management fee of approximately $3,000 and $4,000 was earned but waived by the General Partner for both the three months ended September 30, 2019 and 2018, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $64,000 for the three months ended September 30, 2019, from $93,000 for the three months ended September 30, 2018. This decrease is primarily due to significant leases that became fully depreciated.

Net Income

For the three months ended September 30, 2019, we recognized revenue of approximately $134,000 and expenses of approximately $76,000, resulting in net income of approximately $58,000. For the three months ended September 30, 2018, we recognized revenue of approximately $148,000 and expenses of approximately $143,000, resulting in a net income of approximately $5,000. This change in net income due to the changes in revenue and expenses as described above.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

Lease Revenue

Our lease revenue decreased to approximately $379,000 for the nine months ended September 30, 2019, from approximately $441,000 for the nine months ended September 30, 2018. The Partnership had 63 and 80 operating leases during the nine months ended September 30, 2019 and 2018, respectively. The decline in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2019, funded primarily through debt financing. As the operational phase of the Partnership has been extended to December 31, 2020, management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

Sale of Equipment

The Partnership sold equipment with net book value of approximately $12,000 for the nine months ended September 30, 2019 for a net gain of approximately $3,000. This compared to equipment sold for the nine months ended September 30, 2018 with net book value of approximately $7,000, for a net gain of approximately $13,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses decreased to approximately $68,000 for the nine months ended September 30, 2019, from approximately $110,000 for the nine months ended September 30, 2018. This decrease is primarily attributable to a decrease in legal fees of approximately $43,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. The equipment management fee of approximately $10,000 and $11,000 for the nine months ended September 30, 2019 and 2018 was earned but waived by the General Partner.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $218,000 for the nine months ended September 30, 2019, from $296,000 for the nine months ended September, 2018.

Net Income

For the nine months ended September 30, 2019, we recognized revenue of approximately $405,000 and expenses of approximately $317,000, resulting in net income of approximately $88,000. For the nine months ended September 30, 2018, we recognized revenue of approximately $456,000 and expenses of approximately $424,000, resulting in net income of approximately $32,000. This change in net income is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the third quarter of 2019 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1. Commitments and Contingencies

Leased Equipment

The General Partner is in the process of negotiations with a lessee to “Buy-out” certain equipment currently under lease contract.  If a “Buy-out” agreement is not reached, the lessee will continue to lease the equipment as written under the original lease contract.  The equipment to be included in the “Buy-out” represents approximately 12.5% of the Partnership’s total equipment at cost as of September 30, 2019.

Item 2. Legal Proceedings

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. That appeal is pending as of November 13, 2019.  All requested or allowed briefs have been filed with the SEC.  Management believes that whatever final resolution of this may be, it will not result in any material adverse financial impact on the Funds, although a final assurance cannot be provided until the legal matter is resolved.

Item 2A. Risk Factors
  N/A

Item	3. Unregistered Sales of Equity Securities and Use of Proceeds
N/A

Item	4. Defaults Upon Senior Securities
N/A

Item	5. Mine Safety Disclosures
N/A

Item	6. Other Information
NONE

Item	7. Exhibits

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 13, 2019	By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

November 13, 2019	By: /s/ Theodore Cavaliere
Theodore Cavaliere
Vice President, Financial Operations Principal