Form 10-K
period 2019-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2020-04-15
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-108057

COMMONWEALTH INCOME & GROWTH FUND V
(Exact name of registrant as specified in its charter)

Pennsylvania	65-1189593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4532 US Highway 19
Suite 200
New Port Richey, FL 34652
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
DECEMBER 31, 2019

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

For the year ended December 31, 2019 and 2018, limited partners did not redeem any units of the partnership.

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

As of December 31, 2019, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2019, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. Through December 31, 2019, the Partnership has acquired a diversified equipment portfolio, which it has leased to different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2019 are as follows:

Equipment Type	Approximate %
Desktops - Tier 1/Laptops	7%
Digital Storage	21%
High End Sun Servers	8%
High Volume & Spec Printers	2%
Servers/Other	58%
Inventory Control Centers	2%
Workstations	2%
Total	100%

During the operational stage of the Partnership, the Partnership may not at any one point in time lease (or sell pursuant to a conditional sales contract) more than 25% of the equipment to a single person or affiliated group of persons.

DESCRIPTION OF LEASES

Leases are classified as either sales-type, direct finance or operating at the inception of the lease, with classification affecting pattern of revenue recognition in the statements of operations. The Partnership’s direct finance and sales-type leases are accounted for as net investment in finance leases; no significant changes have been made for the accounting of such leases upon the adoption of ASC Topic 842, Leases (“Topic 842”) on January 1, 2019.

The Partnership lease transactions are principally accounted for under Topic 842 on January 1, 2019. Prior to Topic 842, the Partnership accounted for these transactions under Topic 840, Leases (“Topic 840”). Lease revenue includes revenue generated from leasing equipment to customers, including re-rent revenue, and is recognized as either on a straight line basis or using the effective interest method over the length of the lease contract, if such lease is either an operating lease or finance lease, respectively.

The Partnership’s sale of equipment along with certain services provided to customers is recognized under ASC Topic 606, Revenue from Contracts with Customers, (“Topic 606”), which was adopted on January 1, 2018. Prior to adoption of Topic 606, the Partnership recognized these transactions under ASC Topic 605, Revenue Recognized, and (“Topic 605”). The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Partnership expects to be entitled to in exchange for such products or services.

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

●
In a finance lease, the lessor generally recovers substantially all of the present value of the equipment during the lease term.

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

The Partnership’s policy is to generally enter into “triple net leases” which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2019, all leases that have been entered into are “triple net leases”.

The terms and conditions of the Partnership’s leases are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2019, the Partnership has not entered into any such agreements.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts, by the Partnership at the time the debt is incurred, with monies received that are not considered “original proceeds” of the Partnership’s public offering. The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2019, the Partnership’s aggregate nonrecourse outstanding debt of approximately $87,000 was approximately 1.9% of the aggregate cost of the equipment owned, with a carrying value of approximately $239,000 and is nonrecourse liabilities of the Partnership.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2019, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2019, the Partnership has not entered into any debt refinancing transactions.

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

For the period of January 1, 2019 through April 15, 2020, the Partnership has not purchased, or has made the commitment to purchase, any equipment.

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

EMPLOYEES

The Partnership had no employees during 2019 and received administrative and other services from a related party, CCC, which had 35 employees as of December 31, 2019.

PRINCIPAL PLACE OF BUSINESS

On March 1, 2020, the General Partner (“GP”) relocated the Partnership’s principal place of business to 4532 US Highway 19, Suite 200, New Port Richey, Florida, 34652.  The GP’s telephone and fax numbers remains the same, (877) 654-1500, Fax: (727)450-5360.

ITEM 1A: RISK FACTORS

COVID-19 Pandemic

Subsequent to December 31, 2019, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The Fund’s operations is located in Florida, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continues to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. All the requested or allowed briefs have been filed with the SEC. The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine. Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission. As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of April 15, 2020.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2019, there were 912 unit holders. The units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. Since the Partnership began to accept redemptions, through December 31, 2019, the General Partner had granted redemption requests to redeem 14,317 units. For the years ended December 31, 2019 and December 31, 2018, limited partners did not redeem any units of the partnership.

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

For the year ended December 31, 2019, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2020.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for December was $12.9 billion, up 2% year-over-year from new business volume in December 2018. Volume was up 65% month-to-month from $7.8 billion in November in a typical end-of-year spike. Cumulative new business volume for 2019 was up 5% from 2018.

Receivables over 30 days were 2.20%, up from 1.80% the previous month and up from 1.70% the same period in 2018. Charge-offs were 0.51%, up from 0.43% the previous month, and down from 0.55% in the year-earlier period.

Credit approvals totaled 77.1%, up from 75.7% in November. Total headcount for equipment finance companies was down 3.3% year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in January is 59.9, an increase from the December index of 56.2.

ELFA President and CEO Ralph Petta said, “Equipment finance companies ended the year with steady 5% cumulative new business growth. However, some ELFA member organizations are seeing slightly elevated levels of stress in their portfolios, corroborating evidence that soft patches can be found in some sectors of the U.S. economy. Whether recent relaxation of nagging trade tensions between the U.S. and several of its trading partners improves conditions in the industrial and AG sectors of the U.S. economy remains to be seen as we move deeper into the new year.”

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

We, at Commonwealth, are currently operating business as usual (with our employees working remotely).  We may see a slowdown on new equipment acquisition decisions from Corporate Lessees until the crisis is resolved and businesses can resume their normal operation.  We have no way of knowing what this period of time will be.  We will keep our investors informed of subsequent events.  For information relating to COVID-19 and the overall effects, as expressed by Ralph Petta, President of ELFA (The Equipment Leasing & Finance Association), please refer to elfaonline.org.

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

Revenue Recognition

The Partnership is principally engaged in business of leasing equipment. Ancillary to the Partnership’s principal equipment leasing business, the Partnership also sells certain equipment and may offer certain services to support its customers.

The Partnership’s lease transactions are principally accounted for under Topic 842 on January 1, 2019. Prior to Topic 842, the Partnership accounted for these transactions under Topic 840, Leases (“Topic 840”). Lease revenue includes revenue generated from leasing equipment to customers, including re-rent revenue, and is recognized as either on a straight line basis or using the effective interest method over the length of the lease contract, if such lease is either an operating lease or finance lease, respectively.

The Partnership’s sale of equipment along with certain services provided to customers is recognized under ASC Topic 606, Revenue from Contracts with Customers, (“Topic 606”), which was adopted on January 1, 2018. Prior to adoption of Topic 606, the Partnership recognized these transactions under ASC Topic 605, Revenue Recognized, and (“Topic 605”). The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Partnership expects to be entitled to in exchange for such products or services.

For the year ended December 31, 2019, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

Partnership’s accounting policy for sales and property taxes collected from the lessees are presented in the current period as gross revenues and expenses.

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

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP (“other LP”) expenses. For the year ended December 31, 2019, the General Partner waived certain reimbursable expenses charged to the Partnership by CCC in connection with the administration and operation of the Partnership. CCC is not reimbursed for salary and benefit costs of control persons. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, leasing volume and stage of the program. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the year ended December 31, 2019 was provided by proceeds from the sale of equipment of approximately $16,000. Our primary sources of cash for the year ended December 31, 2018 were cash provided by payments from finance leases of approximately $27,000 and proceeds from the sale of equipment of approximately $26,000.

Our primary use of cash for the year ended December 31, 2019 was cash used in operating activities of approximately $31,000. Our primary uses of cash for the year ended December 31, 2018 were cash used in operating activities of approximately $16,000 and capital expenditures for new equipment of approximately $30,000.

For the year ended December 31, 2019, cash was used in operating activities of approximately $31,000, which included net income of approximately $62,000, depreciation expense of approximately $278,000 and bad debt expense of $82,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $216,000. For the year ended December 31, 2018, cash was used by operating activities of approximately $16,000, which included net income of approximately $57,000 and depreciation and amortization expenses of approximately $380,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $298,000.

At December 31, 2019, cash was held in a bank account maintained at one financial institution with a balance of approximately $7,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2019 and 2018, the total cash bank balance was approximately as follows:

Balance at December 31	2019	2018
Total bank balance	$7,000	$21,000
FDIC insured	(7,000)	(21,000)
Uninsured amount	$-	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's AAA-Rated banking institution which is one of only three AAA-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2020 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

As of December 31, 2019, we had future minimum rentals on non-cancellable operating leases of approximately $135,000 for 2020 and approximately $13,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into as of December 31, 2019.

As of December 31, 2019, we had future minimum rentals on non-cancellable finance leases of approximately $6,000 for 2020 and approximately $0 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into as of December 31, 2019.

The balance of our non-recourse debt at December 31, 2019 was approximately $87,000 with interest rates ranging from 4.70% to 6.28% which will be payable through February 2021 (see financial statements note 6 – notes payable). We did not assume new debt during 2019. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2019 was approximately $2,213,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2019 was approximately $8,873,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2019 was approximately $51,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2019 was approximately $798,000.

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

For the years ended December 31, 2019 and 2018, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2020 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The General Partner will continue to reassess the funding of limited partner distributions throughout 2020 and will continue to waive certain fees. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing. This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds thus maximizing overall return. Effective April 2, 2020, CCC agreed to convert approximately $169,000 of payables from due on demand to long term. Such payables won't be due until sometime after April 15, 2021. The purpose of this was to help the Partnership with preserving liquidity.

RESULTS FROM OPERATIONS

For the year ended December 31, 2019, the Partnership recognized revenue of approximately $551,000, expenses of approximately $489,000, which resulted in a net income of approximately $62,000. For the year ended December 31, 2018, the Partnership recognized revenue of approximately $594,000, expenses of approximately $537,000, which resulted in a net income of approximately $57,000. The increase was primarily due to a reduction in depreciation and interest expense of approximately $114,000 and a decrease in operating expenses of approximately $37,000, offset by an increase in bad debt expense of approximately $74,000 and a reduction of revenue of approximately $43,000.

The Partnership had 63 active operating leases that generated lease revenue of approximately $488,000 during 2019 as compared to 80 active operating leases that generated lease revenue of approximately $574,000 during 2018. The decrease in revenue was primarily due to more leases expiring versus new leases being acquired. The decrease in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio during 2020, funded primarily through debt financing.

The Partnership’s equipment portfolio consists of approximately 58% servers/other, digital storage 21%, high end servers 8%, desktops – tier 1/laptops 7%, workstations 2%, desk/lap tops and high volume spec printers 2% and inventory control centers 2%. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. For the year ended December 31, 2019, the Partnership had a total of four lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 41%; 21%; 12%; and 10%. For the year ended December 31, 2018, the Partnership had a total of three lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 40%; 21%; and 11%.

For the years ended December 31, 2019 and 2018, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees, reimbursement of expenses to CCC and other LP charges from CCC for administration and operations as discussed in Note 5 of the financial statements. Operating expenses were approximately $89,000 and $126,000 in 2019 and 2018, respectively. This decline is primarily due to a slow-down of lease activity, which included decreases in legal and accounting fees of approximately $47,000 and an adjustment to remarketing fees resulting from a write off of a past liability of approximately $20,000, which was partially offset by an increase in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $30,000.

We pay an equipment management fee to our General Partner for managing our equipment portfolio. In July of 2010, the equipment management fee was reduced to 2.5% from 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The General Partner waived the fund’s equipment management fees in the second quarter of 2016. For the years ended December 31, 2019 and 2018, the Partnership did not pay any equipment management fees.

For the year ended December 31, 2019, interest expense decreased to approximately $11,000 from approximately $23,000 for the year ended December 31, 2018. This decrease is as a result of no leveraged equipment acquisitions during 2019 and the full amortization of the existing leveraged equipment.

Depreciation expenses consist of depreciation of various types of leased equipment. For the years ended December 31, 2019 and 2018, these expenses were approximately $278,000 and $380,000, respectively. This decline is primarily due to equipment and acquisition costs that are fully depreciated or amortized.

For the year ended December 31, 2019, bad debt expense increased to approximately $82,000 from approximately $8,000 for the year ended December 31, 2018. This increase is primarily due to the application of allowance for bad debt against certain customer’s accounts that may have aged and considered to be uncollectible in the future periods. If those customer accounts are indeed collected in the future periods, the Partnership will reverse the bad debt expense and recognize those accounts as bad debt recoverable in the statement of operations. If those accounts prove to be uncollectable, the customer accounts will then be written-off against allowance for bad debt in the Partnership’s balance sheets.

For the year ended December 31, 2019, we recognized revenue of approximately $551,000, expenses of approximately $489,000, which resulted in a net income of approximately $62,000. The changes in net income were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2019 and 2018, and the report thereon of the independent registered public accounting firm is included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2019, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting. It is the responsibility of the General Partner to establish and maintain adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. The General Partner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the General Partner; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2019. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2019, the Partnership maintained effective internal control over financial reporting. This annual report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to final rule of the Securities and Exchange Commission that permit the Partnership to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Residual value assumptions used in the cash flow projections are as follows:

●
For Leased Extensions and Month-to-Month Leases: Considers historical renewal periods for Commonwealth’s leases over the last five years as of December 31, 2019.

●
For Off-Lease (Inventory): A realized residual of 25% of the installed equipment valuation as of the appraisal date.

●
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

Procedure for December 31, 2019 Fund Valuation

The Fund valuation for December 31, 2019 for Commonwealth Capital Corp. was accomplished by using spreadsheet and lease contract data provided by Commonwealth for the Funds with the following additional data and updates added to each Fund spreadsheet:

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

Commonwealth Income and Growth Fund V, Unit Valuation

The General Partner’s estimated per unit value at December 31, 2019 as determined and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations is $1.35.

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

The General Partner, a wholly owned subsidiary of Commonwealth of Delaware, Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of CCC, a Pennsylvania corporation, was incorporated in Pennsylvania on August 26, 1993. The General Partner also acts as the General Partner Commonwealth Income & Growth Fund VI and Commonwealth Income & Growth Fund VII and is the manager of several private entities. The principal business office of the General Partner is 4532 US Highway 19, Suite 200, New Port Richey, FL 34652 and its telephone number is (877) 654-1500. The General Partner manages and controls the affairs of the Partnership and has sole responsibility for all aspects of the Partnership’s operations. The officers of the General Partner devote such time to the affairs of the Partnership as in the opinion of the General Partner is necessary to enable it to perform its function as General Partner. The officers of the General Partner are not required to spend their full time in meeting their obligations to the Partnership.

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

Kimberly A. Springsteen-Abbott, age 61, joined Commonwealth in April 1997 as a founding registered principal and Chief Compliance Officer of its broker/dealer, Commonwealth Capital Securities Corp. Ms. Springsteen-Abbott is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 27 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. Also in 1997, she founded Commonwealth Capital Securities Corp., where she was elected to the Board of Directors and appointed President, COO and Chief Compliance Officer. Her responsibilities included business strategy, product development, broker/dealer relations development, due diligence, and compliance. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 70, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., Chief Executive Officer & Chairman of CCSC, and Director of CCC and its affiliates. Mr. Abbott is a registered principal of the broker/dealer. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University and holds his FINRA Series 7, 63 and 24 licenses. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Jay Dugan, age 72, joined Commonwealth in 2002 as Assistant Vice President and Network Administrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 80, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to the present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to the present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 55, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005, Senior Vice President and Compliance Officer of the parent and its affiliates in December 2007 and since August 2016 has served as Senior Vice President, Chief Compliance Officer and Director of CCSC. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008. Mr. Pruett is responsible for management of regulatory policies and procedures, assisting in compliance internal audit, associate regulatory filings, broker/dealer registrations, state and broker/dealer financial regulatory reporting requirements. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Mr. Pruett holds his FINRA Series 22, 63 and 39 licenses. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

Mark Hershenson, age 55, joined Commonwealth in April 2002 as Broker Services Manager and has served as Senior Vice President and Broker Dealer Relations Manager of the parent and its affiliates since December 2007. Mr. Hershenson is responsible for management of all broker/dealer relationships, and over-sees the Due Diligence, Marketing, and Broker Services Departments. Prior to Commonwealth, Mr. Hershenson served as part of a financial planning practice at American United Life from 1999 through 2002. He has written a book for the Florida Insurance Commissioner on how to sell insurance products. Additionally, in 1991 through 1998, Mr. Hershenson served as sales trainer at MetLife for over 100 registered representatives. Mr. Hershenson attended Stonehill College and holds a Bachelor’s degree in Psychology, with a concentration in Marketing/Organizational Behaviorism and engaged in Master’s level coursework in Financial Planning though American College. He holds his FINRA Series 6, 7, 39 and 63 licenses. Mr. Hershenson is a member of the Equipment Leasing and Finance Association and the Investment Program Association.

David W. Riggleman, age 58, joined Commonwealth in July 2007 as a Business Development Specialist and was named Assistant Vice President in December 2007, Portfolio Manager in June 2008 and as a Vice President of CCC and CIGF, Inc. in December 2008. He was named Senior Vice President of CCC and CIGF, Inc. in December of 2010. Mr. Riggleman is responsible for lease acquisitions, equipment research and evaluation, lease pricing, portfolio analysis, and asset remarketing and disposition. Prior to joining Commonwealth, Mr. Riggleman served from January 2005 to July 2007 as Vice President, Investments for Raymond James and Associates in Cumberland, Maryland. At Raymond James, he served as a Branch Owner in the Advisor Select Program. He managed branch associates in addition to managing private client accounts with more than $75 million in assets under management. From July 1994 to December 2004, Mr. Riggleman was Vice President, Investments and Branch Manager at Legg Mason. While there, he opened and managed a branch while also managing private client and institutional assets with assets under management of more than $65 million. He served as a member of Legg Mason President’s Council in 1998 and served consecutive terms as member of Legg Mason’s Financial Services Advisory Panel in 1999 and 2000. From January 1987 to June 1994, he was Vice President, Investments of Wheat First Securities, where he managed private client and institutional assets totaling more than $40 million. Mr. Riggleman studied Economics at the University of Richmond, and also Business Administration at Frostburg State University.

Brian Doster, age 60, joined Commonwealth Capital Corp. in February 2017. Mr. Doster is responsible for all legal functions including Federal, State and local compliance, dispute management, transactional documentation and enforcement and general legal matters. Prior to joining Commonwealth, Mr. Doster was SVP and General Counsel for Checkers Drive-In Restaurants, Inc. in Tampa, FL (1999 – 2014). Mr. Doster oversaw all legal needs of Checkers during both its public and private ownership, including oversight of domestic and international franchising. Prior to Checkers Mr. Doster served as General Counsel for Amoco Corporation in Chicago, IL (1985 – 1999). Mr. Doster provided for the legal needs of its many subsidiaries, including Amoco Oil Company and as GC and Secretary for Omega Oil Company and Whale Oil, Inc. Mr. Doster obtained his J.D. from the University of Baltimore and BS from Towson University. Mr. Doster is past President and continues to serve as director of Tampa Family Health Clinics, Inc. and is a past Baldridge Examiner.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2019	AMOUNT INCURRED DURING 2018

OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates
Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership, not including costs of the control persons, as defined in Item 10. For the years ended December 31, 2019 and 2018, the Partnership was charged $30,000 and $0 in Other LP expense.
		$100,000	$132,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For both years ended December 31, 2019 and 2018, approximately $0 and $1,000 of acquisition fees related to operating leases and finance leases were waived by the General Partner respectively.	$-	$-
The General Partner
Debt Placement Fee. As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. During the years ended December 31, 2019 and 2018, the General Partner earned but waived approximately $0 and $300 of debt placement fees, respectively.
		$-	$-
The General Partner
Equipment Management Fee. The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the years ended December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, the General Partner earned but waived approximately $25,000 and $14,000 of equipment management fees, respectively.
		$-	$-
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During both years ended December 31, 2019 and 2018, the General Partner earned but waived approximately $0 and $1,000 of equipment liquidation fees, respectively.
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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2019 and 2018 for professional services rendered by the Partnership’s independent registered public accounting firm for the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $23,000 and $22,000, respectively.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2019 and 2018 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned "Audit Fees."

TAX FEES

There were no fees billed in the fiscal years ended December 31, 2019 and 2018 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2019 and 2018 for products and services provided by the Partnership’s independent registered public accounting firm, other than the services reported above under other captions of this Item 14.

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

There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2019 and 2018 other than fees related to audit or tax compliance services.

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

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf April 15, 2020 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 15, 2020:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund V

Financial Statements
For the years ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund V
New Port Richey, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund V (the “Partnership”) as of December 31, 2019 and 2018, the related statements of operations, statements of Partners’ (Deficit) Capital, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

April 15, 2020

F1

Commonwealth Income &
Growth Fund V
Balance Sheets

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$5,211	$19,695
Lease income receivable, net of reserve of approximately $76,000
and $10,000 at December 31, 2019 and 2018, respectively	160,346	114,375
Accounts receivable, Commonwealth Capital Corp	19,053	-
Other receivables	1,054	4,133
Prepaid expenses	1,323	1,165
	186,987	139,368

Net investment in finance leases	8,262	21,334

Equipment, at cost	4,480,679	4,665,356
Accumulated depreciation	(4,214,492)	(4,113,846)
	266,187	551,510
Total Assets	$461,436	$712,212

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

LIABILITIES
Accounts payable	$134,153	$173,998
Accounts payable, CIGF, Inc.	52,893	22,732
Accounts payable, Commonwealth Capital Corp, net	115,504	202,146
Other accrued expenses	2,977	2,979
Unearned lease income	19,730	19,894
Notes payable	87,215	303,642
Total Liabilities	412,472	725,391

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL (DEFICIT)
General Partner	1,000	1,000
Limited Partners	47,964	(14,179)
Total Partners' Capital (Deficit)	48,964	(13,179)
Total Liabilities and Partners' Capital (Deficit)	$461,436	$712,212

see accompanying notes to financial statements

F2

Commonwealth Income &
Growth Fund V
Statements of Operations

	Years ended
	December 31,
	2019	2018
Revenue
Lease	$487,538	$574,222
Interest and other	30,421	2,376
Sales and property taxes	28,513	-
Gain on sale of equipment	4,172	17,056
Total revenue and gain on sale of equipment	550,644	593,654

Expenses
Operating, excluding depreciation	88,936	125,912
Interest	10,968	23,049
Depreciation	277,704	379,650
Sales and property taxes	28,513	-
Bad debt expense	82,380	7,942
Total expenses	488,501	536,553

Net Income	$62,143	$57,101

Net income allocated to Limited Partners	$62,143	$57,101

Net income per equivalent Limited Partnership unit	$0.05	$0.05
Weighted average number of equivalent limited
partnership units outstanding during the year	1,236,148	1,236,148

see accompanying notes to financial statements

F3

Commonwealth Income &
Growth Fund V
Statements of Partners' (Deficit) Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2018	50	1,236,148	$1,000	$(71,280)	$(70,280)
Net income	-	-	-	57,101	57,101
Balance, December 31, 2018	50	1,236,148	$1,000	$(14,179)	$(13,179)
Net income	-	-	-	62,143	62,143
Balance, December 31, 2019	50	1,236,148	$1,000	$47,964	$48,964

see accompanying notes to financial statements

F4

Commonwealth Income &
Growth Fund V
Statements of Cash Flows

	Years ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$62,143	$57,101
Adjustments to reconcile net income to net cash
(used in) operating activities
Depreciation	277,704	379,650
Bad debt expense	82,380	7,942
Gain on sale of equipment	(4,172)	(17,056)
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized
as a result of direct payment of principal to the bank by lessee	(216,427)	(298,094)
Earned interest on finance leases	(826)	(2,361)
Changes in assets and liabilities
Payment from finance leases	9,215	-
Lease income receivable	(128,351)	(33,896)
Other receivables	3,079	18,841
Receivables - other LP's	(19,053)	(12,075)
Prepaid expenses	(158)	104
Accounts payable	(39,845)	37,867
Accounts payable, Commonwealth Capital Corp., net	(86,642)	(88,622)
Accounts payable, CIGF, Inc., net	30,161	(35,214)
Other accrued expenses	(2)	-
Unearned lease income	(164)	(29,776)
Net cash (used in) operating activities	(30,958)	(15,589)

Cash flows from investing activities
Capital expenditures	-	(30,275)
Payment from finance leases	-	27,153
Net proceeds from the sale of equipment	16,474	26,068
Net cash provided by investing activities	16,474	22,946

Net (decrease) increase in cash and cash equivalents	(14,484)	7,357

Cash and cash equivalents beginning of year	19,695	12,338

Cash and cash equivalents end of year	$5,211	$19,695

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

For the years ended December 31, 2019 and December 31, 2018, limited partners did not redeem any units of the partnership in accordance with the terms of the limited partnership agreement.

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. For the years ended December 31, 2019 and 2018, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions.

F6

Liquidity

For the years ended December 31, 2019 and 2018, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2020 and will continue to waive certain fees. The General Partner and CCC will also defer certain related party payables owed to the Partnership in an effort to further increase the Partnership’s cash flow (see Note 10 – Subsequent Events). If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018. There were no assets or liabilities measured on a non-recurring basis at December 31, 2019 and 2018.

F7

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, other receivables, accounts payable and other accrued expenses are carried at amounts which reasonably approximate their fair values as of December 31, 2019 and 2018 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2019 and 2018 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Revenue Recognition

The Partnership is principally engaged in business of leasing equipment. Ancillary to the Partnership’s principal equipment leasing business, the Partnership also sells certain equipment and may offer certain services to support its customers.

The Partnership’s lease transactions are principally accounted for under Topic 842 on January 1, 2019. Prior to Topic 842, the Partnership accounted for these transactions under Topic 840, Leases (“Topic 840”). Lease revenue includes revenue generated from leasing equipment to customers, including re-rent revenue, and is recognized as either on a straight line basis or using the effective interest method over the length of the lease contract, if such lease is either an operating lease or finance lease, respectively.

The Partnership’s sale of equipment along with certain services provided to customers is recognized under ASC Topic 606, Revenue from Contracts with Customers, (“Topic 606”), which was adopted on January 1, 2018. Prior to adoption of Topic 606, the Partnership recognized these transactions under ASC Topic 605, Revenue Recognized, and (“Topic 605”). The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. The amount of revenue recognized reflects the consideration the Partnership expects to be entitled to in exchange for such products or services.

For the years ended December 31, 2019 and 2018, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

Partnership’s accounting policy for sales and property taxes collected from the lessees are recorded in the current period as gross revenues and expenses.

F8

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

On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Partnership continues to evaluate the impact of the new guidance on its condensed financial statements.

F9

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

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP (“other LP”) expenses. For the year ended December 31, 2019, the General Partner waived certain reimbursable expenses charged to the Partnership by CCC in connection with the administration and operation of the Partnership. CCC is not reimbursed for salary and benefit costs of control persons. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, leasing volume and stage of the program. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

F10

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At December 31, 2019, cash was held in a bank account maintained at one financial institution with a balance of approximately $7,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2019 and 2018, the total cash bank balance was approximately as follows:

Balance at December 31	2019	2018
Total bank balance	$7,000	$21,000
FDIC insured	(7,000)	(21,000)
Uninsured amount	$-	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's AAA-Rated banking institution which is one of only three AAA-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2020 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

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

F11

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. There were no gains from lease terminations included in lease revenue for the years ended December 31, 2019 and 2018.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2019 was approximately $2,213,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2019 was approximately $8,873,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2019 was approximately $51,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2019 was approximately $798,000.

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

F12

The following is a schedule of approximate future minimum rentals on non-cancelable operating leases:

Years Ended December 31,	Amount
Year ending December 31, 2020	$135,000
Year ending December 31, 2021	13,000
$148,000

Finance Leases

The following lists the approximate components of the net investment in finance leases:

At December 31,	2019	2018
Carrying value of lease receivable	$6,000	$14,000
Estimated residual value of leased equipment (unguaranteed)	2,000	7,000
Net investment in finance leases	$8,000	$21,000

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

F13

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at December 31, 2019:
	Percent of Total
Risk Level	2019	2018
Low	-%	-%
Moderate-Low	-%	-%
Moderate	-%	-%
Moderate-High	100%	100%
High	-%	-%
Net Finance lease receivable	100%	100%

As of the year ended December 31, 2019 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

The following is a schedule of approximate future minimum rentals on non-cancelable finance leases:

Amount
Year ending December 31, 2020	$6,000
$6,000

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue:

Years Ended December 31,	2019	2018
Cummins, Inc.	42%	40%
Alliant Techsystems	21%	21%
Automatic Data Processing	12%	11%
L-3 Communications	10%	**%
** Represents less than 10% of lease revenue

Lessees equal to or exceeding 10% of net lease income receivable:

At December 31,	2019	2018
Cummins, Inc.	96%	72%
Automatic Data Processing	**%	11%
 ** Represents less than 10% of lease revenue

F14

5. Related Party Transactions

Receivables/Payables

As of December 31, 2019 and 2018, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.
ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2019	AMOUNT INCURRED DURING 2018

OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates
Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership, not including costs of the control persons, as defined in Item 10. For the years ended December 31, 2019 and 2018, the Partnership was charged $30,000 and $0 in Other LP expense.
		$100,000	$132,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For both years ended December 31, 2019 and 2018, approximately $0 and $1,000 of acquisition fees related to operating leases and finance leases were waived by the General Partner respectively.	$-	$-
The General Partner
Debt Placement Fee. As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. During the years ended December 31, 2019 and 2018, the General Partner earned but waived approximately $0 and $300 of debt placement fees, respectively.
		$-	$-
The General Partner
Equipment Management Fee. The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the years ended December 31, 2019 and 2018. During the years ended December 31, 2019 and 2018, the General Partner earned but waived approximately $25,000 and $14,000 of equipment management fees, respectively.
		$-	$-
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During both years ended December 31, 2019 and 2018, the General Partner earned but waived approximately $0 and $1,000 of equipment liquidation fees, respectively.
		$-	$-
The General Partner	Partnership Interest. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of cash available for distribution until the Limited Partners have received distributions of cash available for Distribution equal to their capital contributions plus the 10% cumulative return and thereafter, the General Partner will receive 10% of cash available for distribution.	$-	$-

F15

6. Notes Payable

Notes payable consisted of the following approximate amounts:

At December 31,	2019	2018
Installment notes payable to bank; interest at 6.00%, due in monthly installments ranging from $803 to $1,216, including interest, with final payment in February 2019	$ -	$ 2,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $2,116, including interest, with final payment in February 2019	-	4,000
Installment note payable to bank; interest at 4.47% due in monthly installments of $2,208, including interest, with final payment in February 2019	-	2,000
Installment note payable to bank; interest at 1.80% due in monthly installments of $175, including interest, with final payment in March 2019	-	1,000
Installment notes payable to bank; interest at 1.80% due in monthly installments ranging from $121 to $175, including interest, with final payment in April 2019	-	2,000
Installment note payable to bank; interest at 4.98% due in monthly installments of $2,847, including interest, with final payment in December 2019	-	33,000
Installment note payable to bank; interest at 5.25% due in quarterly installments of $8,102, including interest, with final payment in December 2019	-	31,000
Installment note payable to bank; interest at 4.87% due in quarterly installments of $11,897, including interest, with final payment in January 2020	12,000	57,000
Installment note payable to bank, interest at 5.25% due in monthly installments of $679, including interest, with final payment in June 2020	-	12,000
Installment note payable to bank; interest at 5.56% due in monthly installments of $2,925, including interest, with final payment in June 2020	17,000	50,000
Installment note payable to bank; interest at 4.87% due in monthly installments of $1,902, including interest, with final payment in July 2020	6,000	13,000
Installment note payable to bank; interest at 6.28% due in quarterly installments of $722, including interest, with final payment in September 2020	3,000	5,000
Installment note payable to bank; interest at 5.75% due in monthly installments of $857, including interest, with final payment in November 2020	9,000	19,000
Installment note payable to bank; interest at 5.31% due in quarterly installments of $4,618, including interest, with final payment in January 2021	22,000	39,000
Installment note payable to bank; interest at 4.70% due in monthly installments of $1,360, including interest, with final payment in February 2021	18,000	34,000
	$87,000	$304,000

F16

The notes are secured by specific technology equipment with a carrying value of approximately $239,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate payments of notes payable for each of the periods subsequent to December 31, 2019 are as follows:

Years Ended December 31,	Amount
2020	$80,000
2021	7,000
$87,000

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2019 and 2018 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

During the years ended December 31, 2019 and 2018, the Partnership wrote-off fully depreciated equipment of approximately $0 and $529,000, respectively.

8. Commitments and Contingencies

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 84 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC. All the requested or allowed briefs have been filed with the SEC. The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine. Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission. As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of April 15, 2020.

F17

9.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax basis of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2019 and 2018 as follows:
Years Ended December 31,	2019	2018
Financial statement basis of net assets	$48,964	$(13,179)
Tax basis of net assets (unaudited)	520,398	231,618
Difference (unaudited)	$471,434	$244,797

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years Ended December 31,	2019	2018
Net income for financial reporting purposes to taxable loss	$62,143	$57,101
Gain on sale of equipment	7,113	2,734
Depreciation	166,940	150,837
Unearned lease income	(14,270)	(29,777)
Penalties	1,410	1,168
Bad Debt	65,538
*Other	2,919	21,866
Taxable income on the Federal Partnership return (unaudited)	$291,793	$203,929
 *Other- includes financial statement adjustments that will be reflected on the tax return in the subsequent year.

Adjustment or loss on sale of equipment is due to longer useful lives for tax reporting purposes.

F18

10. Subsequent Events

Leased Equipment

Purchase and Sale Agreement – On January 31, 2020 the Partnership entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Cummins, Inc. (the “Buyer”) to sell to the Buyer approximately 1,475 items of equipment that the Buyer previously leased from the Company . The General Partner allocated to the Partnership its share of approximately $261,000, for the sale price of primarily, Small IBM Servers, High End Sun Servers and Blade Servers and will record a gain on sale of equipment of approximately $24,000 on the Condensed Statement of Operations, during the first quarter ended March 31, 2020.

COVID-19 Pandemic

Subsequent to December 31, 2019, the World Health Organization declared the novel coronavirus outbreak a public health emergency. The Fund’s operations is located in Florida, which has restricted gatherings of people due to the coronavirus outbreak. At present, the Fund’s operations have not been adversely affected and continues to function effectively. Due to the dynamic nature of these unprecedented circumstances and possible business disruption, the Fund will continue to monitor the situation closely, but given the uncertainty about the situation, an estimate of the future impact, if any, cannot be made at this time.

Related Party Payables

In order to provide additional support for the Partnership, the General Partner (“GP”) has converted certain payables that were classified as current to noncurrent payables. These payables were deferred to increase the Partnership’s cash flow from the date of issuance of our audited financial statements. Effective April 2, 2020, CCC agreed to convert approximately $169,000 of payables from due on demand to long term. Such payables won't be due until sometime after April 15, 2021.

F19