Form 10-K/A
period 2019-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2020-04-28
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment #1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to COMMONWEALTH INCOME & GROWTH FUND V, LP’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on April 15, 2020 (the “Form 10-K”), is being filed with the limited purpose of amending the Reports of Independent Registered Public Accounting Firm on page F1 and of the Original Form 10-K to correct a scrivener’s error with respect to the omission of the city and state thereof.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

                                                                    TABLE OF CONTENTS

Item No.
Description
Page

 `                                                                                       Part II

8.
               Financial Statements and Supplementary Data                                                3

 Part IV

15.
                Exhibits and Financial Statement Schedules                                                   4
                                                            Index to Exhibits                                                                                              4

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

F7

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

F8

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

Years Ended December 31,	Amount
2020	80,000
2021	7,000
$87,000

F15

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

F16

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

Years Ended December 31,	2019	2018
Net income for financial reporting purposes to taxable loss	$62,143	$57,101
Gain on sale of equipment	7,113	2,734
Depreciation	166,940	150,837
Unearned lease income	(14,270)	(29,777)
Penalties	1,410	1,168
Bad Debt	65,538	-
*Other	2,919	21,866
Taxable income on the Federal Partnership return (unaudited)	$291,793	$203,929
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

F17

31.1 THE RULE 15d-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER

 I, Kimberly A. Springsteen-Abbott certify that:

1.
I have reviewed this annual report on Form 10-K of Commonwealth Income & Growth Fund V (the Registrant);
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
4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:
(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)
Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)
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

/s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer
April 28, 2020

F18

31.2 RULE 15d-14(a) CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Kimberly A. Springsteen-Abbott, certify that:

1.
I have reviewed this annual report on Form 10-K of Commonwealth Income & Growth Fund V (the Registrant);
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
4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:
(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b)
Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d)
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

/s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Principal Financial Officer
April 28, 2020

F19

EXHIBIT 32

WRITTEN STATEMENT OF CHIEF EXECUTIVE OFFICER
AND PRINCIPAL FINANCIAL OFFICER
FURNISHED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)
AND FOR THE PURPOSE OF COMPLYING WITH RULE 13a-14(b)
OF THE SECURITIES EXCHANGE ACT OF 1934.

In connection with the Annual Report of Commonwealth Income & Growth Fund V (the “Company”) on Form 10-K for the period ending December 31, 2019, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Chief Executive Officer and the Principal Financial Officer of the Company hereby certifies pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to such officer’s knowledge, that: (a) the Annual Report on Form 10-K of the Company for the year ended December 31, 2019 filed on the date hereof with the Securities and Exchange Commission (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer and Principal Financial Officer
April 28, 2020

F20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V, LP
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

April 28, 2020	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer Commonwealth Income & Growth Fund, Inc.

April 28, 2020	By: /s/ Henry J. Abbott
Date	Henry J. Abbott
Director, President,Commonwealth Income & Growth Fund, Inc.

F21