Form 10-Q
period 2020-03-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2020-05-15
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020 or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 333-108057

COMMONWEALTH INCOME & GROWTH FUND V
(Exact name of registrant as specified in its charter)

Pennsylvania	65-1189593
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4532 US Highway 19 North
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

FORM 10-Q
March 31, 2020

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$12,012	$5,211
Lease income receivable, net of reserve of approximately $9,000 at March 31, 2020 and $76,000 at December 31, 2019, respectively	51,839	160,346
Accounts receivable, Commonwealth Capital Corp, net	86,339	19,053
Other receivables	1,054	1,054
Prepaid expenses	1,089	1,323
	152,333	186,987

Net investment in finance leases	6,484	8,262

Equipment, at cost	3,914,350	4,480,679
Accumulated depreciation	(3,739,416)	(4,214,492)
	174,934	266,187
Total Assets	$333,751	$461,436

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$144,021	$134,153
Accounts payable, CIGF, Inc.	73,265	52,893
Accounts payable, Commonwealth Capital Corp, net	-	115,504
Other accrued expenses	7,887	2,977
Unearned lease income	7,440	19,730
Notes payable	53,725	87,215
Total Liabilities	286,338	412,472

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	46,413	47,964
Total Partners' Capital	47,413	48,964
Total Liabilities and Partners' Capital	$333,751	$461,436

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue
Lease	$88,182	$127,826
Interest and other	155	333
Sales and property taxes	15,730	-
Gain on sale of equipment	12,388	374
Total revenue and gain on sale of equipment	116,455	128,533

Expenses
Operating, excluding depreciation and amortization	86,091	42,635
Interest	1,074	3,799
Depreciation	48,945	80,019
Sales and property taxes	15,730	-
Bad debt expense (recovery)	(33,834)	-
Total expenses	118,006	126,453

Net (loss) income	$(1,551)	$2,080

Net (loss) income allocated to Limited Partners	$(1,551)	$2,080

Net (loss) income per equivalent Limited Partnership unit	$(0.00)	$0.00
Weighted average number of equivalent limited
partnership units outstanding during the year	1,236,123	1,236,148

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V Condensed Statement of Partners' Capital (Deficit)
For the three months ended March 31, 2020
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2020	50	1,236,148	$1,000	$47,964	$48,964
Net Income	-	-	$-	$(1,551)	$(1,551)
Redemptions	-	(567)	$-	$-	$-
Balance March 31, 2020	50	1,235,581	$1,000	$46,413	$47,413

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,236,148	$1,000	$(14,179)	$(13,179)
Net Income	-	-	$-	$2,080	$2,080
Balance March 31, 2019	50	1,236,148	$1,000	$(12,099)	$(11,099)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Three months ended March 31,
	2020	2019

Net cash used in operating activities	$(47,895)	$(15,608)

Investing activities:
Net proceeds from the sale of equipment	54,696	7,516
Net cash provided by investing activities	54,696	7,516

Net increase (decrease) in cash and cash equivalents	6,801	(8,092)

Cash and cash equivalents at beginning of period	5,211	19,695

Cash and cash equivalents at end of period	$12,012	$11,603

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

Liquidity

The General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2020 and will continue to waive certain fees. The General Partner and CCC will also defer certain related party payables owed to the Partnership in an effort to further increase the Partnership’s cash flow (see Note 8– Subsequent Events). If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long-term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

2. Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2019 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2020.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2020 and December 31, 2019 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2020 and December 31, 2019 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.
At March 31, 2020, cash and cash equivalents was held in one account maintained at one financial institution with an aggregate balance of approximately $12,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2020, the total cash bank balance was as follows:

At March 31, 2020	Balance
Total bank balance	$12,000
FDIC insured	(12,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2020 due to many factors, including cash receipts, equipment acquisitions and interest rates.

Recent Accounting Pronouncements Not Yet Adopted

FASB issued a new guidance, Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief. The new guidance is effective for fiscal years, within those fiscal years, beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The new guidance requires an allowance for credit losses based on the expectation of lifetime credit losses on financial receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and certain leases. The new current expected credit loss (“CECL”) impairment model for financial assets reported at amortized cost will be applicable to receivables associated with sales-type and direct financing leases but not to operating lease receivables.

The FASB developed the guidance in response to concerns that credit losses were identified and recorded “too little, too late” in the period leading up to the global financial crisis of 2008. More recently, the impact of the COVID -19 pandemic may bring new challenges to identifying credit losses. While the new standard is expected to have a significant effect on entities in the financial services industry, particularly banks and others with lending operations, the guidance affects all entities in all industries and applies to a wide variety of financial instruments, including trade receivables.

ASC 326-20’s CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument that considers forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides entities with significant flexibility in how to pool financial assets with similar risk characteristics, determine the contractual term and obtain and adjust the relevant historical loss information that serves as the starting point for developing the estimate of expected lifetime credit losses.

The Financial reporting developments (“FRD”) addresses the new guidance on the following topics:

● The current expected credit loss (CECL) impairment model (ASC 326-20) for financial assets measured at amortized cost, including net investments (i.e. for sales-type lease, the lease receivable and the unguaranteed residual asset; for direct finance lease, the lease receivable and the unguaranteed residual asset less any deferred selling profit).
● The available-for-sale (AFS) debt security impairment model (ASC 326-30)
● The initial recognition of what are called purchased financial assets with evidence of credit deterioration or purchased credit-deteriorated (PCD) assets
● The accounting for beneficial interests in securitized financial assets in the scope of ASC 325-40, Investments — Other — Beneficial Interests in Securitized Financial Assets

On November 15, 2019, the FASB delayed the effective date of FASB ASC Topic 326 for certain small public companies and other private companies. As amended, the effective date of ASC Topic 326 was delayed until fiscal years beginning after December 15, 2022 for SEC filers that are eligible to be smaller reporting companies under the SEC’s definition, as well as private companies and not-for-profit entities. The Partnership continues to evaluate the impact of the new guidance on its condensed financial statements.

In January 2020, The FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (a consensus of the Emerging Issues Task Force). This ASU clarifies that the observable price changes in orderly transactions that should be considered when applying the measurement alternative in accordance with ASC 321 include transactions that require it to either apply or discontinue the equity method of accounting under ASC 323. For example, as it relates to investments for which the measurement alternative is elected, if an observable price change in an orderly transaction for the identical investment or similar security of the same issuer results in a change in ownership that causes the investor to either newly apply or discontinue the equity method, the carrying amount of the security accounted for under the measurement alternative should be adjusted to its fair value immediately before applying or upon discontinuing the equity method.

ASU 2020-01 also addresses questions about how to apply the guidance in Topic 815, “Derivatives and Hedging,” for certain forward contracts and purchased options to purchase securities that, upon settlement or exercise, would be accounted for under the equity method of accounting. The ASU clarifies that, for the purpose of applying ASC 815-10-15-141(a), an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, the underlying securities would be accounted for under the equity method in ASC 323 or the fair value option in accordance with the financial instruments guidance in Topic 825, “Financial Instruments.” An entity also should evaluate the remaining characteristics in ASC 815-10-15-141 to determine the accounting for those forward contracts and purchased options.

For public business entities, ASU 2020-01 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, ASU 2020-01 is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period, (a) for public business entities for periods for which financial statements have not yet been issued and (b) for all other entities for periods for which financial statements have not yet been made available for issuance. The Partnership continues to evaluate the impact of the new guidance on its condensed financial statements.

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

Gains and losses from the sale of equipment are recognized when the lease is modified and terminated concurrently. Gain from the sale of equipment included in lease revenue for the three months ended March 31, 2020, was approximately $12,000.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2020 was approximately $2,034,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2020 was approximately $8,515,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2020 was approximately $27,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2020 was approximately $613,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at March 31, 2020:

For the period ended December	Amount
Nine months ended December 31, 2020	$78,000
Year Ended December 31, 2021	13,000
$91,000

Finance Leases:

The following lists the approximate components of the net investment in finance leases:

	March 31, 2020	December 31, 2019
Carrying value of lease receivable	$4,000	$6,000
Estimated residual value of leased equipment (unguaranteed)	2,000	2,000
Initial direct costs finance leases	-	-
Net investment in finance leases	$6,000	$8,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at March 31, 2020:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of March 31, 2020, and December 31, 2019, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of approximate future minimum rentals on non-cancellable finance leases at March 31, 2020:

Amount
Nine months ended December 31, 2020	$4,000
Total	$4,000

4. Related Party Transactions

Receivables/Payables

As of March 31, 2020, and December 31, 2019, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.
Three months ended March 31,	2020	2019

Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2020 and 2019, the General Partner waived certain reimbursable expenses due to it by the Partnership. For the three months ended both March 31, 2020 and 2019, the Partnership was charged approximately $27,000 and $0 in Other LP expense, respectively.
	$73,000	$29,000

Equipment Management Fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% and 2% of the gross lease revenues attributable to equipment which is subject to operating leases, respectively. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020 and 2019, equipment management fees of approximately $4,000 and $3,000 were earned but were waived by the General Partner, respectively.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31,	December 31,
	2020	2019
Installment note payable to bank; interest at 4.87% due in quarterly installments of $11,897, including interest, with final payment in January 2020	-	12,000
Installment note payable to bank; interest at 5.56% due in monthly installments of $2,925, including interest, with final payment in June 2020	8,500	17,000
Installment note payable to bank; interest at 4.87% due in monthly installments of $1,902, including interest, with final payment in July 2020	4,000	6,000
Installment note payable to bank; interest at 6.28% due in quarterly installments of $722, including interest, with final payment in September 2020	2,000	3,000
Installment note payable to bank; interest at 5.75% due in monthly installments of $857, including interest, with final payment in November 2020	7,000	9,000
Installment note payable to bank; interest at 5.31% due in quarterly installments of $4,618, including interest, with final payment in January 2021	18,000	22,000
Installment note payable to bank; interest at 4.70% due in monthly installments of $1,360, including interest, with final payment in February 2021	14,500	18,000
	$54,000	$87,000

These notes are secured by specific equipment with a carrying value of approximately $97,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2020 are as follows:
Amount
Nine months ended December 31, 2020	$47,000
Year ended December 31, 2021	7,000
$54,000

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2020 and 2019 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net income (loss) are as follows:

Three months ended March 31,	2020	2019
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$33,000	$59,000

7. Commitments and Contingencies

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however, on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  A Hearing Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years.  As such, management had already reallocated back approximately $151,225 of the $208,000 (in allegedly misallocated expenses) to the affected funds, which was fully documented, as good faith payments for the benefit of those Income Funds.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of May 15, 2020.

8. Subsequent Events

COVID-19 Pandemic

In March 2020, the World Health Organization classified the novel coronavirus (“COVID-19”) outbreak as a pandemic, based on the rapid increase in exposure globally. The Fund’s operation is located in Florida, which has been restricted during April-May for gatherings of people due to the coronavirus outbreak. On May 4th, Governor DeSantis of Florida started his plan to begin opening certain retail stores and restaurants at limited capacity. At present, the Fund’s operations have not been adversely affected and continue to function effectively.

●
On May 11th, certain administrative employees will begin to return to the office on a full-time basis, based on a three-phase plan.

●
On May 4th, the General Partner applied and received a grant for Paycheck Protection Program (“PPP”) based on the “Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferments of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

●
The General Partner may be eligible for forgiveness of the PPP loan based on the sum of the costs incurred and payments made during the 8-week covered period (average number of full-time employees of the borrower per month between January 1, 2020 and February 29, 2020) on:

■
Payroll costs
■
Any interest payment on any covered mortgage obligation (not including any prepayment of or principal payment on a covered mortgage obligation),
■
Any payment on any covered rent obligation, and
■
Any covered utility payment

●
The full principal amount of the loan and accrued interest may be forgiven, borrowers must follow the Small Business Association’s (“SBA’s”) strict guidelines on the use of the loan proceeds to obtain full loan forgiveness. Notably, a borrower must use the full loan amount within the 8-week period, with 75 percent of that amount going towards payroll costs. We continue to examine the impacts the CARES Act may have on our business through the General Partner and indirectly, the Funds.

●
The Funds do not have any employees. The General Partner provides administrative services, such as sales and marketing, IT, legal and accounting that indirectly benefit the Fund, which pay for these services through an agreed upon partnership agreement. The PPP loan provides additional stimulus to the General Partner to maintain an on-going group of employees, without any furlough or layoffs during this COVID-19 pandemic crisis.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for March was $8.9 billion, up 9 % year-over-year from new business volume in March 2019. Volume was up 31 % month-to-month from $6.8 billion in February. Year-to-date, cumulative new business volume was up 17 % compared to 2019.

Receivables over 30 days were 2.60%, up from 2.00 % the previous month and up from 1.90 % the same period in 2019. Charge-offs were 0.55%, up from 0.51 % the previous month, and up from 0.37 % in the year-earlier period.

Credit approvals totaled 74.2%, down from 74.7 % in February. Total headcount for equipment finance companies was down 2.9 % year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) decreased from 46.0 in March to a historic low of 22.3 in April due to the impact of COVID-19.

ELFA President and CEO Ralph Petta said, “The increase in March new business volume data is misleading. It presents a ‘tale of two cities.’ During the first half of the month, economic activity and industry performance were strong, mirroring overall strength in the U.S. economy. However, during the second half of March, as the coronavirus pandemic’s impact—both from a health and economic standpoint—entered the country’s consciousness, all that changed. One need not look any further than the delinquency and charge-off data to understand the myriad challenges confronting U.S. businesses, both large and small, in the weeks and months ahead as this insidious disease grips the nation and our people. For now, acquiring and financing business equipment takes a back seat to critical efforts by families vitally concerned about their health and safety. Things we know: this crisis is temporary; the equipment leasing and finance industry’s resilience and resolve are enduring.”

Nancy Pistorio, CLFP, President, Madison Capital LLC, said, “March results for the equipment finance industry illustrate how robust activity was as we headed into the final month of the first quarter. However, due to coronavirus-induced containment measures, many businesses began to close in mid-March and, not unexpectedly, delinquency is beginning to rise. As evidenced by declining approvals, new business is and will continue to be negatively impacted. This will be an extremely challenging time for our industry. I believe independents in the small-ticket space will be hit particularly hard as their customers—small and medium-sized businesses—struggle to survive in the wake of widespread shutdowns. With a developing global economic recession, the Equipment Leasing & Finance Foundation currently projects an 8.6% to 13.5% contraction in equipment and software investment for this year. Government officials relaxing stay-at-home orders and allowing those at low risk to return to work under a responsible plan, sooner rather than later, will be essential in mitigating further economic decline.

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

The Partnership’s lease transactions are principally accounted for under Topic 842 on January 1, 2019. Prior to Topic 842, the Partnership accounted for these transactions under Topic 840, Leases (“Topic 840”). Lease revenue includes revenue generated from leasing equipment to customers, including re-rent revenue, and is recognized as either on a straight-line basis or using the effective interest method over the length of the lease contract, if such lease is either an operating lease or finance lease, respectively.

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

Through March 31, 2020, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of cash for the three months ended March 31, 2020 was net proceeds from the sale of equipment of approximately $55,000. This compares to the three months ended March 31, 2019, where our primary source of cash was net proceeds from the sale of equipment of approximately $8,000.

Our primary use of cash for the three months ended March 31, 2020 and 2019 was cash used in operating activities of approximately $48,000 and $16,000, respectively.

For the three months ended March 31, 2020 and March 31, 2019, the Partnership had no financing activities.

As we continue to acquire equipment for the equipment portfolio, operating expenses may increase, but because of our investment strategy of leasing equipment primarily through triple-net leases, we avoid operating expenses related to equipment maintenance or taxes.

Cash was used in operating activities for the three months ended March 31, 2020 of approximately $48,000 which includes net loss of approximately $2,000, depreciation expenses of approximately $49,000, loss on sale of computer equipment of approximately $12,000, and bad debt recovery of approximately $34,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $33,000. For the three months ended March 31, 2019, cash was used in operating activities of approximately $16,000 which includes net income of approximately $2,000 and depreciation expenses of approximately $80,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $59,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less. At March 31, 2020, cash and cash equivalents were held in one account maintained at one financial institution with a balance of approximately $12,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2020, the total cash bank balance was as follows:

At March 31, 2020	Balance
Total bank balance	$12,000
FDIC insured	(12,000)
Uninsured amount	$-

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of March 31, 2020, we had future minimum rentals on non-cancelable operating leases of approximately $78,000 for the balance of the year ending December 31, 2020 and approximately $13,000 thereafter. As of March 31, 2020, we had future minimum rentals on non-cancelable finance leases of approximately $4,000 for the balance of the year ending December 31, 2020 and none thereafter.

As of March 31, 2020, our non-recourse debt was approximately $54,000, with interest rates ranging from 4.70% to 6.28%, and will be payable through February 2021.

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

The General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the three months ended March 31, 2020. The General Partner will continue to reassess the funding of limited partner distributions throughout 2020 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long-term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The General Partner will continue to reassess the funding of limited partner distributions throughout 2020 and will continue to waive certain fees. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long-term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing. This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds thus maximizing overall return. Effective April 2, 2020, CCC agreed to convert approximately $169,000 of payables from due on demand to long term. Such payables won't be due until sometime after April 15, 2021. The purpose of this was to help the Partnership with preserving liquidity.

RESULTS OF OPERATIONS

Three months ended March 31, 2020 compared to three months ended March 31, 2019

Lease Revenue

Our lease revenue decreased to approximately $88,000 for the three months ended March 31, 2020, from approximately $128,000 for the three months ended March 31, 2019. This revenue decrease is primarily due to a decrease in active lease agreements as described below.

The Partnership had 53 and 63 active operating leases during the three months ended March 31, 2020 and 2019, respectively. The decrease in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2020, funded primarily through debt financing. As the operational phase of the Partnership has been extended to December 31, 2020, Management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

Sale of Equipment

On January 31, 2020, the Partnership entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Cummins, Inc. (the “Buyer”) to sell for the Buyer approximately 1,475 items of equipment that the Buyer previously leased from the Company. The General Partner allocated to the Partnership its share of approximately $261,000, for the sale price of primarily, Small IBM Servers and High Volume & Spec Printers and will record a gain on sale of equipment of approximately $12,000.  For the three months ended March 31, 2019, we recorded a gain on a sale of equipment of approximately $400.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $86,000 for the three months ended March 31, 2020, from approximately $43,000 for the three months ended March 31, 2019. This increase is primarily attributable to an increase in other LP expenses of $27,000 when previously no expense had been allocated. Other attributable reasons for an increase are in accounting fees of approximately $9,000, recruiting fees of $3,000, other office supplies of $2,000 and other miscellaneous expenses of $2,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 2.5% of the gross lease revenue attributable to equipment that is subject to operating leases. For the three months ended March 31, 2020 and 2019, the equipment management fee was waived.

Depreciation and Amortization Expenses

Depreciation expenses consist of depreciation on equipment. This expense decreased to approximately $49,000 for the three months ended March 31, 2020, from $80,000 for the three months ended March 31, 2019. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2020.

Net Income (Loss)

For the three months ended March 31, 2020, we recognized revenue of approximately $116,000, expenses of approximately $118,000, resulting in net loss of approximately $2,000. For the three months ended March 31, 2019, we recognized revenue of approximately $128,000, expenses of approximately $126,000, resulting in net income of approximately $2,000. This change to a net loss is due to the changes in revenue and expenses described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the first quarter of 2020 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

Part II: OTHER INFORMATION

Item 1.  Commitments and Contingencies
N/A

Item 2. Legal Proceedings

FINRA

On May 3, 2013, the FINRA Department of Enforcement filed a complaint naming Commonwealth Capital Securities Corp. (“CCSC”) and the owner of the firm, Kimberly Springsteen-Abbott, as respondents; however on October 22, 2013, FINRA filed an amended complaint that dropped the allegations against CCSC and reduced the scope of the allegations against Ms. Springsteen-Abbott.  The sole remaining charge was that Ms. Springsteen-Abbott had approved the misallocation of some expenses to certain Funds.  Management believes that the expenses at issue include amounts that were proper and that were properly allocated to Funds, and also identified a smaller number of expenses that had been allocated in error, but were adjusted and repaid to the affected Funds when they were identified in 2012.  During the period in question, Commonwealth Capital Corp. (“CCC”) and Ms. Springsteen-Abbott provided important financial support to the Funds, voluntarily absorbed expenses and voluntarily waived fees in amounts aggregating in excess of any questioned allocations.  A Hearing Panel ruled on March 30, 2015, that Ms. Springsteen-Abbott should be barred from the securities industry because the Panel concluded that she allegedly misallocated approximately $208,000 of expenses involving certain Funds over the course of three years. As such, management had already reallocated back approximately $151,225 of the $208,000 (in allegedly misallocated expenses) to the affected funds, which was fully documented, as good faith payments for the benefit of those Income Funds.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of May 15, 2020.

Item 2A. Risk Factors

COVID-19 Pandemic

In March 2020, the World Health Organization classified the novel coronavirus (“COVID-19”) outbreak as a pandemic, based on the rapid increase in exposure globally. The Fund’s operation is located in Florida, which has been restricted during April-May for gatherings of people due to the coronavirus outbreak. On May 4th, Governor DeSantis of Florida started his plan to begin opening certain retail stores and restaurants at limited capacity. At present, the Fund’s operations have not been adversely affected and continue to function effectively.

●
On May 11th, certain administrative employees will begin to return to the office on a full-time basis, based on a three-phase plan.

●
On May 4th, the General Partner applied and received a grant for Paycheck Protection Program (“PPP”) based on the “Coronavirus Aid, Relief and Economic Security (“CARES”) Act. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferments of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modification to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

●
The General Partner may be eligible for forgiveness of the PPP loan based on the sum of the costs incurred and payments made during the 8-week covered period (average number of full-time employees of the borrower per month between January 1, 2020 and February 29, 2020) on:

■
Payroll costs
■
Any interest payment on any covered mortgage obligation (not including any prepayment of or principal payment on a covered mortgage obligation),
■
Any payment on any covered rent obligation, and
■
Any covered utility payment

●
The full principal amount of the loan and accrued interest may be forgiven, borrowers must follow the Small Business Association’s (“SBA’s”) strict guidelines on the use of the loan proceeds to obtain full loan forgiveness. Notably, a borrower must use the full loan amount within the 8-week period, with 75 percent of that amount going towards payroll costs. We continue to examine the impacts the CARES Act may have on our business through the General Partner and indirectly, the Funds.

●
The Funds do not have any employees. The General Partner provides administrative services, such as sales and marketing, IT, legal and accounting that indirectly benefit the Fund, which pay for these services through an agreed upon partnership agreement. The PPP loan provides additional stimulus to the General Partner to maintain an on-going group of employees, without any furlough or layoffs during this COVID-19 pandemic crisis.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
May 15, 2020	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

May 15, 2020 Date	By: /s/ Karl A. Hazen Karl A. Hazen SEC Reporting Officer