Form 10-Q
period 2020-06-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2020-08-14
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020 or

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

FORM 10-Q
JUNE 30, 2020

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$34,915	$5,211
Lease income receivable, net of reserve of approximately $9,000 at June 30, 2020 and $76,000 at December 31, 2019	41,562	160,346
Accounts receivable, Commonwealth Capital Corp, net of accounts payable of approximately $198,880 at June 30, 2020	38,721	19,053
Other receivables	1,054	1,054
Prepaid expenses	2,009	1,323
	118,261	186,987

Net investment in finance leases	4,681	8,262

Equipment, at cost	3,877,890	4,480,679
Accumulated depreciation	(3,724,766)	(4,214,492)
	153,124	266,187
Total Assets	$276,066	$461,436

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES
Accounts payable	$130,621	$134,153
Accounts payable, CIGF, Inc.	95,209	57,925
Accounts payable, Commonwealth Capital Corp, net	-	115,504
Other accrued expenses	7,233	2,977
Unearned lease income	2,283	19,730
Notes payable	31,697	87,215
Total Liabilities	267,043	417,504

COMMITMENTS AND CONTINGENCIES
PARTNERS' CAPITAL
General Partner	1,000	1,000
Limited Partners	8,023	42,932
Total Partners' Capital	9,023	43,932
Total Liabilities and Partners' Capital	$276,066	$461,436

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Lease	$81,462	$127,057	$169,644	$254,883
Interest and other	5,096	232	5,251	564
Sales and property taxes	3,584	7,905	19,314	14,869
Gain on sale of equipment	5,400	-	17,788	375
Total revenue and gain on sale of equipment	95,542	135,194	211,997	270,691

Expenses
Operating, excluding depreciation and amortization	83,272	22,281	169,363	64,916
Interest	638	3,059	1,712	6,858
Depreciation	41,400	74,736	90,345	154,755
Sales and property taxes	3,584	7,905	19,314	14,869
Bad debt expense (recovery)	6	-	(33,828)	-
Total expenses	128,900	107,981	246,906	241,398

Net (loss) Income	$(33,358)	$27,213	$(34,909)	$29,293

Net (loss) Income allocated to Limited Partners	$(33,358)	$27,213	$(34,909)	$29,293

Net Income per equivalent Limited Partnership unit	$(0.03)	$0.02	$(0.03)	$0.02
Weighted average number of equivalent limited
partnership units outstanding during the year	1,235,581	1,236,148	1,235,852	1,236,148

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' Capital
For the three and six months ended June 30, 2020 and 2019
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2020	50	1,236,148	$1,000	$42,932	$43,932
Net loss	-	-	-	(1,551)	(1,551)
Redemptions	-	(567)	-	-	-
Balance March 31, 2020	50	1,235,581	$1,000	$41,381	$42,381
Net loss	-	-	-	(33,358)	(33,358)
Balance June 30, 2020	50	1,235,581	$1,000	$8,023	$9,023

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,236,148	$1,000	$(14,179)	$(13,179)
Net income	-	-	$-	$2,080	$2,080
Balance March 31, 2019	50	1,236,148	$1,000	$(12,099)	$(11,099)
Net income	-	-	$-	$27,213	$27,213
Balance June 30, 2019	50	1,236,148	$1,000	$15,114	$16,114

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Six months ended June 30,
	2020	2019

Net cash used in operating activities	$(10,802)	$(21,670)

Investing activities:
Capital expenditures	(19,590)	-
Net proceeds from the sale of equipment	60,096	7,516
Net cash provided by investing activities	40,506	7,516

Net increase (decrease) in cash and cash equivalents	29,704	(14,154)

Cash and cash equivalents at beginning of period	5,211	19,695

Cash and cash equivalents at end of period	$34,915	$5,541

see accompanying notes to condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

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

Liquidity and Going Concern

The Partnership has incurred recurring negative cash flows. At June 30, 2020, the Partnership has a working capital deficit of approximately $149,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.

The General Partner agreed to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to waive certain fees and may defer certain related party payables owed to the Partnership in an effort to further increase the Partnership’s cash flow. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through financing. The Partnership may also attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. However, at this time, it is uncertain as to whether the General Partner’s plans will be successful.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2019 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2019 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2020.

Adjustment to Prior Financial Statements

The Partnership has determined that there had been an immaterial error in its accounting for Other LP expenses in its financial statements of the Commonwealth Income & Growth Fund V for the year ended December 31, 2019 and the quarter ended March 31, 2020. The Partnership determined that Other LP expenses should have been presented in the Statement of Operations as an increase of expense under Operating expenses, excluding depreciation and amortization. An adjustment was made to correct the error in the prior period ending December 31, 2019 by reporting as an increase of expense of approximately $5,000 and an increase in Accounts Payable, CIGF, Inc. by the same amount. An adjustment was also made to correct the error in the prior period ending March 31, 2020 by reporting an increase in Accounts Payable, CIGF, Inc. of approximately $5,000 and the cumulative decreasing effect on the Partners’ Capital by the same amount.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2020 and December 31, 2019 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2020 and December 31, 2019 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with an original maturity of 90 days or less.

At June 30, 2020, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $36,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2020, the total cash bank balance was as follows:

At June 30, 2020	Balance
Total bank balance	$36,000
FDIC insured	(36,000)
Uninsured amount	$-

The Partnership believes it mitigates the risk of holding uninsured deposits by only depositing funds with major financial institutions. The Partnership has not experienced any losses in our accounts, and believes it is not exposed to any significant credit risk. The amounts in such accounts will fluctuate throughout 2020 due to many factors, including cash receipts, equipment acquisitions, interest rates and distributions to limited partners.

Recent Accounting Pronouncements Not Yet Adopted

FASB issued guidance, Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as clarified and amended by ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses and ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, Accounting Standards Update No. 2020-02, Financial Instruments – Credit Losses (Topic 326) . The guidance is effective for fiscal years, within those fiscal years, beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. The guidance requires an allowance for credit losses based on the expectation of lifetime credit losses on financial receivables carried at amortized cost, including, but not limited to, mortgage loans, premium receivables, reinsurance receivables and certain leases. The current expected credit loss (“CECL”) impairment model for financial assets reported at amortized cost will be applicable to receivables associated with sales-type and direct financing leases but not to operating lease receivables.

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

3. Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently. Gain from the sale of equipment included in lease revenue for the six months ended June 30, 2020, was approximately $18,000.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2020 was approximately $2,053,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2020 was approximately $8,554,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2020 was approximately $13,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2020 was approximately $450,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at June 30, 2020:

For the period ended December	Amount
Six months ended December 31, 2020	$97,000
Year Ended December 31, 2021	20,000
Year Ended December 31, 2022	2,000
$119,000

Finance Leases:

The following lists the approximate components of the net investment in finance leases:

	June 30, 2020	December 31, 2019
Carrying value of lease receivable	$3,000	$6,000
Estimated residual value of leased equipment (unguaranteed)	2,000	2,000
Initial direct costs finance leases	-	-
Net investment in finance leases	$5,000	$8,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at June 30, 2020:

Risk Level	Percent of Total
Low	-%
Moderate-Low	-%
Moderate	-%
Moderate-High	100%
High	-%
Net finance lease receivable	100%

As of June 30, 2020, and December 31, 2019, we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive, with no late payments.

The following is a schedule of approximate future minimum rentals on non-cancellable finance leases at June 30, 2020:
Amount
Six months ended December 31, 2020	$2,000
Total	$2,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2020, and December 31, 2019, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Six months ended June 30,	2020	2019
Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the six months ended June 30, 2020 and 2019, the General Partner waived certain reimbursable expenses due to it by the Partnership. For the six months ended both June 30, 2020 and 2019, the Partnership was charged approximately $67,000 and $0 in Other LP expense, respectively.
	$155,000	$49,000

Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the six months ended June 30, 2020 and 2019, approximately $800 and $0 of acquisition fees were waived by the General Partner, respectively.	$-	$-

Equipment Management Fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner has elected to waive equipment management fees. For the six months ended June 30, 2020 and 2019, equipment management fees of approximately $8,000 and $6,000 were earned but waived by the General Partner, respectively.
	$-	$-

Equipment liquidation fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the six months ended June 30, 2020 and 2019, the General Partner waived approximately $5,000 and $200 of equipment liquidation fees, respectively.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30,	December 31,
	2020	2019
Installment note payable to bank; interest at 4.87% due in quarterly installments of $11,897, including interest, with final payment in January 2020	-	12,000
Installment note payable to bank; interest at 5.56% due in monthly installments of $2,925, including interest, with final payment in June 2020	-	17,000
Installment note payable to bank; interest at 4.87% due in monthly installments of $1,902, including interest, with final payment in July 2020	2,000	6,000
Installment note payable to bank; interest at 6.28% due in quarterly installments of $722, including interest, with final payment in September 2020	1,500	3,000
Installment note payable to bank; interest at 5.75% due in monthly installments of $857, including interest, with final payment in November 2020	4,000	9,000
Installment note payable to bank; interest at 5.31% due in quarterly installments of $4,618, including interest, with final payment in January 2021	13,500	22,000
Installment note payable to bank; interest at 4.70% due in monthly installments of $1,360, including interest, with final payment in February 2021	11,000	18,000
	$32,000	$87,000

The notes are secured by specific equipment with a carrying value of approximately $48,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to June 30, 2020 are as follows:

Amount
Six months ended December 31, 2020	$25,000
Year ended December 31, 2021	7,000
$32,000

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2020 and 2019 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2020	2019
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$56,000	$110,000

7. Commitments and Contingencies

COVID-19 Pandemic

The amount of revenue recognized and the pattern of revenue recognition may be impacted by COVID-19. Some of the business sectors that we service such as education centers, medical facilities, payroll administrators, manufacturing and transportation, we may need to account for returns and refund liabilities. The pattern of revenue recognition may change for delays in rendering services.

In periods ended subsequent to the outbreak of COVID-19, the impact on expected credit losses and future cash flow projections used in impairment testing will need to be considered.

The Company continues to evaluate whether adjustments to the financial statements are required or whether additional disclosures are necessary. In our leasing business, the Company is always subject to credit losses as it relates to a customer’s ability to make timely rental payments. The impact of COVID-19 may contribute to risk of non-performance, where a customer may experience financial difficulty and may delay in making timely payments.

The Company recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement. Impairment is measured based on the present value of expected future cash flows discounted at the receivable’s or loans effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or loans’ observable market price or the fair value of the underlying collateral.

The Company believes its estimate of expected losses have been recognized based on historical experience, current conditions, and reasonable forecasts. The impacts of COVID-19 may necessitate additional adjustments in future forecasts of expected losses.

The Company has not yet adopted ASC Topic 326, Credit Lossesbut is subject to ASC 310 (see Note 2, Recent Accounting Pronouncements Not Yet Adopted). ASC 310-10 provides general guidance for receivables and notes that receivables arise from credit sales, loans, or other transactions.

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership results of future operations, financial position, and liquidity in fiscal year 2020 and beyond.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of August 14, 2020.

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

INDUSTRY OVERVIEW

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for June was $8.9 billion, down 10 % year-over-year from new business volume in June 2019. Volume was up 33 % month-to-month from $6.7 billion in May. Year-to-date, cumulative new business volume was down 0.5 % compared to 2019.

Receivables over 30 days were 2.60%, down from 4.30 % the previous month and up from 1.70 % the same period in 2019. Charge-offs were 0.71%, up from 0.61 % the previous month, and up from 0.33 % in the year-earlier period.

Credit approvals totaled 71.5%, up from 71.0 % in May. Total headcount for equipment finance companies was down 1.9 % year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in July is 45.3, steady with the May index of 45.8.

ELFA President and CEO Ralph Petta said, “The month of June’s pickup in new business volume is welcome news, but it remains to be seen whether this trend continues as the summer progresses. The economy is soft, too many employees are out of work as a result, and many states are struggling with the decision to re-open their economies.  Depending on the specific sectors they support, some ELFA member companies report robust originations, while others are challenged putting new deals on their books.”

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

LEASE INCOME RECEIVABLE

Lease income receivable includes current lease income receivable net of allowances for uncollectible amounts, if any. The Partnership monitors lease income receivable to ensure timely and accurate payment by lessees. The Partnership’s Lease Relations department is responsible for monitoring lease income receivable and, as necessary, resolving outstanding invoices.

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

Through June 30, 2020, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the six months ended June 30, 2020 was net proceeds from the sale of equipment of approximately $60,000. This compares to the six months ended June 30, 2019, where our primary source of cash was net proceeds from the sale of equipment of approximately $8,000.

Our primary uses of cash for the six months ended June 30, 2020 were cash used in operating activities of approximately $11,000 and capital expenditures in investing activities of approximately $20,000. Our primary use of cash for the six months ended June 30, 2019 was cash used in operating activities of approximately $22,000.

Cash was used in operating activities for the six months ended June 30, 2020 of approximately $11,000, which includes net loss of approximately $35,000 and depreciation and amortization expenses of approximately $90,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $56,000. Cash was used in operating activities for the six months ended June 30, 2019 of approximately $22,000, which includes net income of approximately $29,000 and depreciation and amortization expenses of approximately $155,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $110,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2020, cash and cash equivalents were held in one account maintained at one financial institution with a balance of approximately $36,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2020, the total cash bank balance was as follows:

At June 30, 2020	Balance
Total bank balance	$36,000
FDIC insured	(36,000)
Uninsured amount	$-

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of June 30, 2020, we had future minimum rentals on non-cancelable operating leases of approximately $97,000 for the balance of the year ending December 31, 2020 and approximately $22,000 thereafter. As of June 30, 2019, we had future minimum rentals on non-cancelable operating leases of approximately $147,000 for the balance of the year ending December 31, 2019 and approximately $109,000 thereafter.

As of June 30, 2020, our non-recourse debt was approximately $32,000, with interest rates ranging from 4.70% to 6.28%, and will be payable through February 2021.

The Partnership was originally scheduled to end its operational phase on February 4, 2017.  During the year ended December 31, 2015, the operational phase was officially extended to December 31, 2020 through an investor proxy vote. The Partnership is expected to terminate on December 31, 2022. As such, it is the Partnership’s intention to continue to report its financial statements on a going concern basis until a formal plan of liquidation is approved by the General Partner.

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

The Partnership has incurred recurring negative cash flows. At June 30, 2020, the Partnership has a working capital deficit of approximately $149,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.

The General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to waive certain fees and may defer certain related party payables owed to the Partnership in an effort to further increase the Partnership’s cash flow. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through financing. The Partnership may also attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. However, at this time, it is uncertain as to whether the General Partner’s plans will be successful.

RESULTS OF OPERATIONS

Three months ended June 30, 2020 compared to three months ended June 30, 2019

Lease Revenue

Our lease revenue decreased to approximately $81,000 for the three months ended June 30, 2020, from approximately $127,000 for the three months ended June 30, 2019. This revenue decrease is primarily due to a decrease in active lease agreements as described below.

The Partnership had 25 and 62 active operating leases during the three months ended June 30, 2020 and 2019, respectively. The decrease in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2020, funded primarily through debt financing. As the operational phase of the Partnership has been extended to December 31, 2020, Management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

Sale of Equipment

For the three months ended June 30, 2020, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $5,000. For the three months ended June 30, 2019, the Partnership had no sales of equipment.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $83,000 for the three months ended June 30, 2020, from approximately $22,000 for the three months ended June 30, 2019. This increase is primarily attributable to an increase in other LP expenses of $40,000 when previously no expense had been allocated. Other attributable reasons for an increase are in legal fees related to FINRA of approximately $6,000, office relocation expenses of approximately $4,000, outside office services of approximately $4,000, office equipment and other of approximately $3,000, IT expenses of approximately $2,000 and accounting fees of approximately $2,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For both the three months ended June 30, 2020 and 2019, total equipment management fees of approximately $3,000 were earned but waived by the General Partner.

Depreciation and Amortization Expenses

Depreciation expenses consist of depreciation on equipment. This expense decreased to approximately $41,000 for the three months ended June 30, 2020, from $75,000 for the three months ended June 30, 2019. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2020.

Net (Loss) Income

For the three months ended June 30, 2020, we recognized revenue of approximately $96,000, expenses of approximately $129,000, resulting in net loss of approximately $33,000. For the three months ended June 30, 2019, we recognized revenue of approximately $135,000, expenses of approximately $108,000, resulting in net income of approximately $27,000. This change to a net loss is due to the changes in revenue and expenses described above.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

Lease Revenue

Our lease revenue decreased to approximately $170,000 for the six months ended June 30, 2020, from approximately $255,000 for the six months ended June 30, 2019. The Partnership had 54 and 63 operating leases during the six months ended June 30, 2020 and 2019, respectively. The decline in number of active leases is consistent with the overall decrease in lease revenue. As the operational phase of the Partnership has been extended to December 31, 2020, Management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

Sale of Equipment

On January 31, 2020, the Partnership entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Cummins, Inc. (the “Buyer”) to sell for the Buyer approximately 1,475 items of equipment that the Buyer previously leased from the Company. The General Partner allocated to the Partnership its share of approximately $261,000, for the sale price of primarily, Small IBM Servers and High Volume & Spec Printers and recorded a gain on sale of equipment of approximately $12,000.

The Partnership disposed of and sold other equipment to various customers during the 2020 quarter. For the six months ended June 30, 2020, the Partnership sold equipment to other customers besides Cummins with a total net book value of $0 and net gain of approximately $6,000 (for total net book value of approximately $42,000 and total net gain of approximately $18,000, after adding for Cummins gain). This compared to the six months ended June 30, 2019, the Partnership sold equipment with net book valued of approximately $7,000 for a net gain of approximately $400.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $169,000 for the six months ended June 30, 2020, from approximately $65,000 for the six months ended June 30, 2019. This increase is primarily attributable to an increase in other LP expenses of $67,000 when previously no expense had been allocated. Other attributable reasons for an increase are in accounting fees of approximately $11,000, IT expenses of approximately $5,000, office relocation expenses of approximately $4,000, outside office services of approximately $4,000, recruiting fees of approximately $4,000, other miscellaneous expenses of approximately $4,000, legal fees related to FINRA of approximately $3,000 and partnership taxes of approximately $2,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the six months ended June 30, 2020 and 2019, total equipment management fees of approximately $8,000 and $6,000 were earned but waived by the General Partner, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $90,000 for the six months ended June 30, 2020, from $155,000 for the six months ended June 30, 2019. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2020.

Net (Loss) Income

For the six months ended June 30, 2020, we recognized revenue of approximately $212,000 and expenses of approximately $247,000, resulting in net loss of approximately $35,000. For the six months ended June 30, 2019, we recognized revenue of approximately $270,000 and expenses of approximately $241,000, resulting in net income of approximately $29,000. This change to a net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective due to the presence of a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of June 30, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2020.

Remediation of Material Weakness

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following measure:

1.
We plan to incorporate a procedure within our written policies and procedures to require for nonrecurring, referenced as “one-off” journal entries to be reviewed and signed-off by two senior accounting officers to ensure appropriate transactions are recorded as intended to be reported for financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

We have started to implement this procedure as part of our monthly close process and anticipate that this procedure will be incorporated in our written policies and procedures by the end of fiscal year 2020. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

Changes in Internal Control over Financial Reporting:

There were no other changes in our internal control over financial reporting during the quarter ending June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of August 14, 2020.

Item 1A. Risk Factors

Going Concern

The Partnership has incurred recurring negative cash flows. At June 30, 2020, the Partnership has a working capital deficit of approximately $149,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The General Partner has evaluated that significant improvement in the Partner’s cash flow would be required to avoid substantial doubt about the entity’s ability to continue as a going concern.

The General Partner agreed to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to waive certain fees and may defer certain related party payables owed to the Partnership in an effort to further increase the Partnership’s cash flow. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through financing. The Partnership may also attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

If it is not probable that the General Partner will be able to effectively implement its plan or if it is not probable that the plan will mitigate the relevant conditions that gave rise to the substantial doubt, the Partnership may begin its liquidation process through the sale of its assets and payment of its obligations as per the Partnership agreement. If liquidation ever becomes imminent, the entity will prepare its financial statements under the liquidation basis of accounting.

COVID-19 Pandemic

The amount of revenue recognized and the pattern of revenue recognition may be impacted by COVID-19. Some of the business sectors that we service such as education centers, medical facilities, payroll administrators, manufacturing and transportation, we may need to account for returns and refund liabilities. The pattern of revenue recognition may change for delays in rendering services.

In periods ended subsequent to the outbreak of COVID-19, the impact on expected credit losses and future cash flow projections used in impairment testing will need to be considered.

The Company continues to evaluate whether adjustments to the financial statements are required or whether additional disclosures are necessary. In our leasing business, the Company is always subject to credit losses as it relates to a customer’s ability to make timely rental payments. The impact of COVID-19 may contribute to risk of non-performance, where a customer may experience financial difficulty and may delay in making timely payments.

The Company recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement. Impairment is measured based on the present value of expected future cash flows discounted at the receivable’s or loans effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or loans’ observable market price or the fair value of the underlying collateral.

The Company believes its estimate of expected losses have been recognized based on historical experience, current conditions, and reasonable forecasts. The impacts of COVID-19 may necessitate additional adjustments in future forecasts of expected losses.

The Company has not yet adopted ASC Topic 326, Credit Lossesbut is subject to ASC 310 (see Note 2, Recent Accounting Pronouncements Not Yet Adopted). ASC 310-10 provides general guidance for receivables and notes that receivables arise from credit sales, loans, or other transactions.

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership results of future operations, financial position, and liquidity in fiscal year 2020 and beyond.

Material Weakness

Failure to maintain effective systems of internal control over financial reporting and disclosure controls and procedures could result in additional costs being incurred for remediation and cause a loss of confidence in our financial reporting.

Effective internal control over financial reporting is necessary for us to provide accurate financial information. We previously identified a material weakness in our internal controls over financial reporting as of June 30, 2020. We have concluded that our internal controls over financial reporting were not effective as of June 30, 2020 due to the existence of material weaknesses in our monthly close for not properly reviewing certain journal entries that had an impact on the internal controls over financial reporting.

We have started to implement this procedure as part of our monthly close process and anticipate that this procedure will be incorporated in our written policies and procedures by the end of fiscal year 2020. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

If our remediation measures are insufficient to address the identified deficiencies, or if additional deficiencies in our internal control over financial reporting are discovered or occur in the future, our financial statements may contain material misstatements and we could be required to restate our financial results. Moreover, because of the inherent limitations of any control system, material misstatements due to error or fraud may not be prevented or detected on a timely basis, or at all. If we are unable to provide reliable and timely financial reports in the future, our business and reputation may be further harmed. Failures in internal controls may negatively affect investor confidence in our management and the accuracy of our financial statements and disclosures, or result in adverse publicity and concerns from investors, any of which could have a negative effect, subject us to regulatory investigations and penalties and/or shareholder litigation, and materially adversely impact our business and financial condition.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
August 14, 2020	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

August 14, 2020 Date	By: /s/ Karl A. Hazen Karl A. Hazen SEC Reporting Officer