Form 10-Q
period 2020-09-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2020-11-16
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020 or

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

FORM 10-Q
SEPTEMBER 30, 2020

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$177,034	$5,211
Lease income receivable, net of reserve of approximately $9,000 and $76,000 at September 30, 2020 and December 31, 2019, respectively	47,185	160,346
Accounts receivable, Commonwealth Capital Corp	-	19,053
Other receivables	341	1,054
Prepaid expenses	4,779	1,323
	229,339	186,987

Net investment in finance leases	-	8,262

Equipment, at cost	3,759,447	4,480,679
Accumulated depreciation	(3,644,017)	(4,214,492)
	115,430	266,187

Total Assets	$344,769	$461,436

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL
LIABILITIES
Accounts payable	$130,452	$134,153
Accounts payable, CIGF, Inc., net	82,996	57,925
Accounts payable, Commonwealth Capital Corp, net of accounts receivable of approximately $5,000 and $28,000 at September 30, 2020 and December 31, 2019, respectively	123,520	115,504
Other accrued expenses	-	2,977
Unearned lease income	5,452	19,730
Notes payable	17,477	87,215
Total Liabilities	359,897	417,504

COMMITMENTS AND CONTINGENCIES
PARTNERS' (DEFICIT) CAPITAL
General Partner	1,000	1,000
Limited Partners	(16,128)	42,932
Total Partners' (Deficit) Capital	(15,128)	43,932

Total Liabilities and Partners' (Deficit) Capital	$344,769	$461,436

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue
Lease	$66,090	$123,869	$235,734	$378,752
Interest and other	73	691	5,324	1,255
Sales and property taxes	3,424	7,002	22,738	21,870
Gain on sale of equipment	1,238	2,459	19,026	2,834
Total revenue and gain on sale of equipment	70,825	134,021	282,822	404,711

Expenses
Operating, excluding depreciation and amortization	50,610	2,770	219,970	67,686
Interest	395	2,407	2,107	9,265
Depreciation	40,547	63,550	130,892	218,305
Sales and property taxes	3,424	7,002	22,738	21,870
Bad debt recovery	-	-	(33,825)	-
Total expenses	94,976	75,729	341,882	317,126

Net (loss) income	$(24,151)	$58,292	$(59,060)	$87,585

Net (loss) income allocated to Limited Partners	$(24,151)	$58,292	$(59,060)	$87,585

Net (loss) income per equivalent Limited Partnership unit	$(0.02)	$0.05	$(0.05)	$0.07

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,235,581	1,236,148	1,235,761	1,236,148

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners' (Deficit) Capital
For the three, six and nine months ended September 30, 2020 and 2019
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2020	50	1,236,148	$1,000	$42,932	$43,932
Net loss	-	-	-	(1,551)	(1,551)
Redemption	-	(567)	-	-	-
Balance, March 31, 2020	50	1,235,581	$1,000	$41,381	$42,381
Net loss	-	-	-	(33,358)	(33,358)
Balance, June 30, 2020	50	1,235,581	$1,000	$8,023	$9,023
Net loss	-	-	-	(24,151)	(24,151)
Balance, September 30, 2020	50	1,235,581	$1,000	$(16,128)	$(15,128)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,236,148	1,000	(14,179)	(13,179)
Net income	-	-	-	2,080	2,080
Balance, March 31, 2019	50	1,236,148	1,000	(12,099)	(11,099)
Net income	-	-	-	27,213	27,213
Balance, June 30, 2019	50	1,236,148	1,000	15,114	16,114
Net income	-	-	-	58,292	58,292
Balance, September 30, 2019	50	1,236,148	$1,000	$ 73,406	74,406

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Nine months ended
	September 30,
	2020	2019

Net cash provided by (used in) operating activities	$130,080	$(31,261)

Cash flows from investing activities
Capital expenditures	(19,590)	-
Net proceeds from the sale of equipment	61,333	15,136

Net cash provided by investing activities	41,743	15,136

Net increase (decrease) in cash and cash equivalents	171,823	(16,125)

Cash and cash equivalents, beginning of period	5,211	19,695

Cash and cash equivalents, end of period	$177,034	$3,570

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

Liquidity and Going Concern

For the nine months ended September 30, 2020, the Partnership incurred positive cash flow. However, historically the Partnership has reported recurring negative cash flows. At September 30, 2020, the Partnership has a working capital deficit of approximately $125,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2019 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Financial information as of December 31, 2019 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2020.

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

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash and cash equivalents, receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of September 30, 2020 and December 31, 2019 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at September 30, 2020 and December 31, 2019 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2020, cash and cash equivalents was held in one account maintained at one financial institution with an aggregate balance of approximately $178,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2020, the total cash bank balance was as follows:

At September 30, 2020	Balance
Total bank balance	$178,000
FDIC insured	(178,000)
Uninsured amount	$-

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

Gains from the sale of equipment resulting from early buyouts are recognized when the lease is modified and terminated concurrently. Gains from the sale of equipment included in revenue for the nine months ended September 30, 2020 and 2019 were approximately $19,000 and $3,000, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at September 30, 2020 was approximately $2,014,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at September 30, 2020 was approximately $8,475,000. The Partnership’s share of the outstanding debt associated with this equipment at September 30, 2020 was approximately $9,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at September 30, 2020 was approximately $302,000.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at September 30, 2020:

For the period ended December	Amount
Three months ended December 31, 2020	$67,000
Year Ended December 31, 2021	20,000
Year Ended December 31, 2022	2,000
$89,000

Finance Leases:

The following lists the approximate components of the net investment in finance leases:

	September 30, 2020	December 31, 2019
Carrying value of lease receivable	$-	$6,000
Estimated residual value of leased equipment (unguaranteed)	-	2,000
Initial direct costs finance leases	-	-
Net investment in finance leases	$-	$8,000

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

4. Related Party Transactions

Receivables/Payables

As of September 30, 2020, and December 31, 2019, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing. Effective April 2, 2020, CCC agreed to convert approximately $169,000 of the December 31, 2019 related party payables from due on demand to long term. Such payables won't be due until sometime after April 15, 2021. The purpose of this was to help the Partnership with preserving liquidity.

Nine months ended September 30,	2020	2019
Reimbursable Expenses
The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended September 30, 2020 and 2019, the General Partner waived certain reimbursable expenses due to it by the Partnership. For the nine months ended September 30, 2020 and 2019, the Partnership was charged approximately $100,000 and $0 in Other LP expense, respectively.
	$210,000	$59,000

Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the nine months ended September 30, 2020 and 2019, approximately $800 and $0 of acquisition fees were waived by the General Partner, respectively.	$-	$-

Equipment Management Fee
The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner has elected to waive equipment management fees. For the nine months ended September 30, 2020 and 2019, equipment management fees of approximately $11,000 and $10,000 were earned but waived by the General Partner, respectively.
	$-	$-

Equipment liquidation Fee
With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the nine months ended September 30, 2020 and 2019, the General Partner waived approximately $5,000 and $500 of equipment liquidation fees, respectively.
	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:
	September 30,	December 31,
	2020	2019
Installment note payable to bank; interest at 4.87% due in quarterly installments of $11,897, including interest, with final payment in January 2020	-	12,000
Installment note payable to bank; interest at 5.56% due in monthly installments of $2,925, including interest, with final payment in June 2020	-	17,000
Installment note payable to bank; interest at 4.87% due in monthly installments of $1,902, including interest, with final payment in July 2020	-	6,000
Installment note payable to bank; interest at 6.28% due in quarterly installments of $722, including interest, with final payment in September 2020	-	3,000
Installment note payable to bank; interest at 5.75% due in monthly installments of $857, including interest, with final payment in November 2020	1,500	9,000
Installment note payable to bank; interest at 5.31% due in quarterly installments of $4,618, including interest, with final payment in January 2021	9,000	22,000
Installment note payable to bank; interest at 4.70% due in monthly installments of $1,360, including interest, with final payment in February 2021	6,500	18,000
	$17,000	$87,000

These notes are secured by specific equipment with a carrying value of approximately $35,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to September 30, 2020 are as follows:
Amount
Three months ended December 31, 2020	$10,000
Year ended December 31, 2021	7,000
$17,000

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2020 and 2019 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Nine months ended September 30,	2020	2019
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$70,000	$161,000

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of November 16, 2020.

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

INDUSTRY OVERVIEW

ELFA President and CEO Ralph Petta said, “Despite the drop in September year-over-year new business, a look at the data beginning with the advent of the pandemic in February shows that the industry, in general is holding its own. In fact, anecdotal evidence from some ELFA member companies indicates they are enjoying a very strong year. Tempering this positive data point; however, is a spike in losses – not surprising, given that the losses in all likelihood reflect customers in distressed industry sectors significantly impacted by the economic downturn resulting from the COVID pandemic.”

“The pandemic continues to have a negative impact on the overall economy, and this data demonstrates that our industry is not immune. However, the 24% growth in month-to-month volume in September 2020 MLFI-25 is promising,” said Anthony Sasso, Head of TD Equipment Finance. “Within any disruption, there is opportunity. Here at TDEF, we have seen our customers find innovative ways to continue to grow, and we ourselves have been able to increase our portfolio. The low interest rate environment, combined with rising spot rates within trucking, presents a good opportunity for those companies who are in a position to expand.”

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

REVENUE RECOGNITION

The Partnership is principally engaged in the business of leasing equipment. Ancillary to the Partnership’s principal equipment leasing business, the Partnership also sells certain equipment and may offer certain services to support its customers.

The Partnership’s lease transactions are principally accounted for under Topic 842 on January 1, 2019. Prior to Topic 842, the Partnership accounted for these transactions under Topic 840, Leases (“Topic 840”). Lease revenue includes revenue generated from leasing equipment to customers, including re-rent revenue, and is recognized either on a straight-line basis or using the effective interest method over the length of the lease contract, if such lease is either an operating lease or finance lease, respectively.

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

Through September 30, 2020, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

Upon the end of the lease term, if the lessee has not met the return conditions as set out in the lease, the Partnership is entitled in certain cases to additional compensation from the lessee. The Partnership’s accounting policy for recording such payments is to treat them as revenue.

Gains or losses from sales of leased and off-lease equipment are recorded on a net basis in the Partnership’s Statement of Operations. Gains from the sale of equipment resulting from early buyouts are recognized when the lease is modified and terminated concurrently. Our leases do not contain any step-rent provisions or escalation clauses nor are lease revenues adjusted based on any index.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary sources of cash for the nine months ended September 30, 2020 were cash provided by operating activities of approximately $130,000 and net proceeds from the sale of equipment of approximately $61,000. This compares to the nine months ended September 30, 2019 where our primary source of cash was net proceeds from the sale of equipment of approximately $15,000.

Our primary use of cash for the nine months ended September 30, 2020 was capital expenditures in investing activities of approximately $20,000. Our primary use of cash for the nine months ended September 30, 2019 was cash used in operating activities of approximately $31,000. For the nine months ended September 30, 2020 and 2019, the Partnership had no financing activities.

Cash was provided by operating activities for the nine months ended September 30, 2020 of approximately $130,000, which includes net loss of approximately $59,000 and depreciation and amortization expenses of approximately $131,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $70,000. Cash was used in operating activities for the nine months ended September 30, 2019 of approximately $31,000, which includes net income of approximately $88,000 and depreciation and amortization expenses of approximately $218,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $161,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At September 30, 2020, cash and cash equivalents was held in one account maintained at one financial institution with an aggregate balance of approximately $178,000. Bank accounts are federally insured up to $250,000 by the FDIC. At September 30, 2020, the total cash bank balance was as follows:

At September 30, 2020	Balance
Total bank balance	$178,000
FDIC insured	(178,000)
Uninsured amount	$-

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses. As of September 30, 2020, we had future minimum rentals on non-cancelable operating leases of approximately $67,000 for the balance of the year ending December 31, 2020 and approximately $22,000 thereafter.  As of September 30, 2019, we had future minimum rentals on non-cancelable finance leases of approximately $90,000 for the balance of the year ending December 31, 2019 and approximately $109,000 thereafter.

As of September 30, 2020, our non-recourse debt was approximately $17,000, with interest rates ranging from 4.70% to 5.75%, and will be payable through February 2021.

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

For the nine months ended September 30, 2020, the Partnership incurred positive cash flow. However, historically the Partnership has reported recurring negative cash flows. At September 30, 2020, the Partnership has a working capital deficit of approximately $125,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2020 compared to three months ended September 30, 2019

Lease Revenue

Our lease revenue decreased to approximately $66,000 for the three months ended September 30, 2020, from approximately $124,000 for the three months ended September 30, 2019. This revenue decrease is primarily due to a decrease in active lease agreements as described below.

The Partnership had 25 and 61 operating leases during the three months ended September 30, 2020 and 2019, respectively. The decline in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2020, funded primarily through debt financing. As the operational phase of the Partnership has been extended to December 31, 2020, management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

Sale of Equipment

For the three months ended September 30, 2020, the Partnership sold equipment with a net book value of approximately $0 for a net gain of approximately $1,000. For the three months ended September 30, 2019, the Partnership sold equipment with a net book value of approximately $5,000 for a net gain of approximately $2,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $51,000 for the three months ended September 30, 2020, from approximately $3,000 for the three months ended September 30, 2019. This increase is primarily attributable to the reestablishment of previously waived other LP expenses of approximately $33,000, an increase in legal fees associated with the FINRA matter (see Item 1. Legal Proceedings) of approximately $6,000, an increase in outside office services-investor services of approximately $3,000 and an increase in IT expenses of approximately $2,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. An equipment management fee of approximately $3,000 and $3,000 was earned but waived by the General Partner for both the three months ended September 30, 2020 and 2019, respectively.

Depreciation and Amortization Expenses

Depreciation expenses consist of depreciation on equipment. This expense decreased to approximately $41,000 for the three months ended September 30, 2020, from $64,000 for the three months ended September 30, 2019. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2020.

Net (Loss) Income

For the three months ended September 30, 2020, we recognized revenue of approximately $71,000 and expenses of approximately $95,000, resulting in net loss of approximately $24,000. For the three months ended September 30, 2019, we recognized revenue of approximately $134,000 and expenses of approximately $76,000, resulting in net income of approximately $58,000. This change to a net loss is due to the changes in revenue and expenses as described above.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

Lease Revenue

Our lease revenue decreased to approximately $236,000 for the nine months ended September 30, 2020, from approximately $379,000 for the nine months ended September 30, 2019. The Partnership had 54 and 63 operating leases during the nine months ended September 30, 2020 and 2019, respectively. The decline in number of active leases is consistent with the overall decrease in lease revenue. As the operational phase of the Partnership has been extended to December 31, 2020, Management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

Sale of Equipment

On January 31, 2020, the Partnership entered into a Purchase and Sale Agreement, (the “Purchase Agreement”) with Cummins, Inc. (the “Buyer”) to sell for the Buyer approximately 1,475 items of equipment that the Buyer previously leased from the Company. The General Partner allocated to the Partnership its share of approximately $55,000, for the sale price of primarily, Small IBM Servers and High Volume & Spec Printers and recorded a gain on sale of equipment of approximately $12,000. The Partnership disposed of and sold other equipment to various customers during 2020. For the nine months ended September 30, 2020, the Partnership sold equipment to other customers besides Cummins with a total net book value of $0 and net gain of approximately $7,000. This compared to the nine months ended September 30, 2019, the Partnership sold equipment with net book value of approximately $12,000 for a net gain of approximately $3,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $220,000 for the nine months ended September 30, 2020, from approximately $68,000 for the nine months ended September 30, 2019. This increase is primarily attributable to the reestablishment of previously waived other LP expenses of approximately $100,000, an increase in accounting fees related to changes in tax reporting of approximately $11,000, an increase in legal fees associated with the FINRA matter (see Item 1. Legal Proceedings) of approximately $9,000, an increase in IT expenses of approximately $7,000, an increase in outside services-investor services of approximately $6,000, an increase in expenses related to the corporate office relocation of approximately $4,000, an increase in recruiting fees of approximately $4,000 and an increase in partnership taxes of approximately $3,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases. For the nine months ended September 30, 2020 and 2019, total equipment management fees of approximately $11,000 and $10,000 were earned but waived by the General Partner, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $131,000 for the nine months ended September 30, 2020, from $218,000 for the nine months ended September, 2019. This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the nine months ended September 30, 2020

Net (Loss) Income

For the nine months ended September 30, 2020, we recognized revenue of approximately $283,000 and expenses of approximately $342,000, resulting in net loss of approximately $59,000. For the nine months ended September 30, 2019, we recognized revenue of approximately $405,000 and expenses of approximately $317,000, resulting in net income of approximately $88,000. This change to a net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective due to the presence of a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework (2013) and SEC guidance on conducting such assessments. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls. Based on this assessment, management has concluded that as of September 30, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal financial officer and principal accounting officer, in connection with the review of our financial statements as of June 30, 2020.

Remediation of Material Weakness

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have implemented the following measure:

            1.     We have incorporated a procedure within our written policies and procedures to require for nonrecurring journal entries, referenced as “one-off” journal entries to be reviewed and signed-off by both the accounting manager and a senior staff accountant to ensure appropriate transactions are recorded as intended to be reported for financial reporting                     and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of fiscal year 2020.

Changes in Internal Control over Financial Reporting:

There were no other changes in our internal control over financial reporting during the quarter ending September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  As the SEC eliminated FINRA’s fine completely, Management is even more confident that regardless of final resolution, it will not result in any material adverse financial impact to the Funds, although a final assurance cannot be provided until the legal matter is resolved.  That appeal is pending as of November 16, 2020.

Item 1A. Risk Factors

Going Concern

For the nine months ended September 30, 2020, the Partnership incurred positive cash flow. However, historically the Partnership has reported recurring negative cash flows. At September 30, 2020, the Partnership has a working capital deficit of approximately $125,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.

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

Effective internal control over financial reporting is necessary for us to provide accurate financial information. We previously identified a material weakness in our internal controls over financial reporting as of June 30, 2020. We have concluded that our internal controls over financial reporting were not effective as of September 30, 2020 due to the existence of material weaknesses in our monthly close for not properly reviewing certain journal entries that had an impact on the internal controls over financial reporting.

The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed by the end of fiscal year 2020.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

November 16, 2020	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

November 16, 2020	By: /s/ Theodore Cavaliere
Date	Theodore Cavaliere
Vice President, Financial Operations Principal