Form 10-K
period 2020-12-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2021-04-19
CIK 1253347

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020 or

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
DECEMBER 31, 2020

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

During the year ended December 31, 2020, limited partners redeemed 567 units for a total redemption price of approximately $0 due to surrender of shares in accordance with the terms of the limited partnership agreement. For the year ended December 31, 2019, limited partners did not redeem any units of the partnership.

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

As of December 31, 2020, all equipment purchased by the Partnership is subject to an operating lease or a finance lease. The Partnership may also engage in sale/leaseback transactions, pursuant to which the Partnership would purchase equipment from companies that would then immediately lease the equipment from the Partnership. The Partnership may also purchase equipment which is leased under full payout net leases or sold under conditional sales contracts at the time of acquisition or the Partnership may enter into a full payout net lease or conditional sales contract with a third party when the Partnership acquires an item of equipment.

The Partnership may enter into arrangements with one or more manufacturers pursuant to which the Partnership purchases equipment that has previously been leased directly by the manufacturer to third parties (“vendor leasing agreements”). The Partnership and manufacturers may agree to obtain nonrecourse loans to the Partnership from the manufacturers, to finance the acquisition of equipment. Such loans would be secured only by the specific equipment financed and the receivables due to the manufacturers from users of such equipment. It is expected that the manufacturers of equipment will provide maintenance, remarketing and other services for the equipment subject to such agreements. As of December 31, 2020, the Partnership has not entered into any such agreements.

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

DIVERSIFICATION

Diversification is generally desirable to minimize the effects of changes in specific industries, local economic conditions or similar risks. However, the extent of the Partnership’s diversification, in the aggregate and within each category of equipment, depends in part upon the financing which can be assumed by the Partnership or borrowed from third parties on satisfactory terms. The Partnership’s policy not to borrow on a recourse basis will further limit its financing options. Diversification also depends on the availability of various types of equipment. Through December 31, 2020, the Partnership has acquired a diversified equipment portfolio, which it has leased to different companies located throughout the United States.

The equipment types comprising the portfolio at December 31, 2020 are as follows:

Equipment Type	Approximate %
Desktops - Tier 1/Laptops	8%
Digital Storage	21%
Fitness Equipment	1%
High End Sun Servers	9%
High Volume & Spec Printers	1%
Inventory Control Centers	3%
Multifunction Centers	10%
Servers/Other	45%
Workstations	2%
Total	100%

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

The Partnership’s policy is to generally enter into “triple net leases” which typically provide that the lessee or some other party bear the risk of physical loss of the equipment; pay taxes relating to the lease or use of the equipment; maintain the equipment; indemnify the Partnership-lessor against any liability suffered by the Partnership as the result of any act or omission of the lessee or its agents; maintain casualty insurance in an amount equal to the greater of the full value of the equipment and a specified amount set forth in the lease; and maintain liability insurance naming the Partnership as an additional insured with a minimum coverage which the General Partner deems appropriate. In addition, the Partnership may purchase “umbrella” insurance policies to cover excess liability and casualty losses, to the extent deemed practicable and advisable by the General Partner. As of December 31, 2020, all leases that have been entered into are “triple net leases”.

The terms and conditions of the Partnership’s leases are each determined by negotiation and may impose substantial obligations upon the Partnership. Where the Partnership assumes maintenance or service obligations, the General Partner generally causes the Partnership to enter into separate maintenance or service agreements with manufacturers or certified maintenance organizations to provide such services. Such agreements generally require annual or more frequent adjustment of service fees. As of December 31, 2020, the Partnership has not entered into any such agreements.

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

BORROWING POLICIES

The General Partner, at its discretion, may cause the Partnership to incur debt in the maximum aggregate amount of 30% of the aggregate cost of the equipment owned, or subject to conditional sales contracts, by the Partnership at the time the debt is incurred, with monies received that are not considered “original proceeds” of the Partnership’s public offering. The Partnership incurs only non-recourse debt, which is secured by equipment and lease income therefrom. Such leveraging permits the Partnership to increase the aggregate amount of its depreciable assets, and, as a result, potentially increases both its lease revenues and its federal income tax deductions above those levels that would be achieved without leveraging. There is no limit on the amount of debt that may be incurred in connection with the acquisition of any single item of equipment. Any debt incurred is fully amortized over the term of the initial lease or conditional sales contract to which the equipment securing the debt is subject. The precise amount borrowed by the Partnership depends on a number of factors, including the types of equipment acquired by the Partnership; the creditworthiness of the lessee; the availability of suitable financing; and prevailing interest rates. The Partnership is flexible in the degree of leverage it employs, within the permissible limit. There can be no assurance that credit will be available to the Partnership in the amount or at the time desired or on terms considered reasonable by the General Partner. As of December 31, 2020, the Partnership’s aggregate nonrecourse outstanding debt of approximately $27,000 was approximately 0.7% of the aggregate cost of the equipment owned, with a carrying value of approximately $49,000 and is nonrecourse liabilities of the Partnership.

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

Loan agreements may also require that the Partnership maintain certain reserves or compensating balances and may impose other obligations upon the Partnership. Moreover, since a significant portion of the Partnership’s revenues from the leasing of equipment will be reserved for repayment of debt, the use of financing reduces the cash, which might otherwise be available for distributions until the debt has been repaid and may reduce the Partnership’s cash flow over a substantial portion of the Partnership’s operating life. As of December 31, 2020, the Partnership had not entered into any such agreements.

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

REFINANCING POLICIES

Subject to the limitations set forth in “Borrowing Policies” above, the Partnership may refinance its debt from time to time. With respect to a particular item of equipment, the General Partner will take into consideration such factors as the amount of appreciation in value, if any, to be realized, the possible risks of continued ownership, and the anticipated advantages to be obtained for the Partnership, as compared to selling such equipment. As of December 31, 2020, the Partnership has not entered into any debt refinancing transactions.

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

For the period of January 1, 2020 through April 16, 2021, the Partnership has purchased, or has made the commitment to purchase, the following equipment:

Lessee	Equipment Category	Purchased Term	Pro-rated Purchase Price
Alliant Techsystems, Inc.	Industrial Precision	24	$19,590.02
Texas Instruments	Fitness Equipment	48	$32,828.46
Joseph Gallo Farms	Inventory Control Systems	60	$55,318.88
George Chiala Farms	Inventory Control Systems	48	$28,274.20

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

EMPLOYEES

The Partnership had no employees during 2020 and received administrative and other services from a related party, CCC, which had 28 employees as of December 31, 2020.

PRINCIPAL PLACE OF BUSINESS

On March 1, 2020, the General Partner (“GP”) relocated the Partnership’s principal place of business to 4532 US Highway 19, Suite 200, New Port Richey, Florida, 34652.  The GP’s telephone and fax numbers remains the same, (877) 654-1500, Fax: (727)450-5360.

ITEM 1A: RISK FACTORS

Going Concern

For the year ended December 31, 2020, the Partnership incurred positive cash flow. However, historically the Partnership has reported recurring negative cash flows. At December 31, 2020, the Partnership has a working capital deficit of approximately $245,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  On February 26, 2021 the United States Court of Appeals for the District of Columbia Circuit dismissed in part and denied in part Ms. Springsteen-Abbott’s petition; however, given the SEC’s prior removal FINRA’s fine Management anticipates the ruling will not result in any material adverse financial impact to the Funds.

ITEM 4: MINE SAFETY DISCLOSURES

NOT APPLICABLE

PART II

ITEM 5: MARKET FOR THE REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no public market for the units nor is it anticipated that one will develop. As of December 31, 2020, there were 913-unit holders. The units are not listed on any exchange or permitted to trade on any over-the-counter market. In addition, there are substantial restrictions on the transferability of units.

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

In order to make a redemption request, Limited Partners will be required to advise the General Partner in writing of such request. Upon receipt of such notification, the Partnership will provide detailed forms and instructions to complete the request. Since the Partnership began to accept redemptions, through December 31, 2020, the General Partner had granted redemption requests to redeem approximately 15,000 units. During the year ended December 31, 2020, limited partners redeemed 567 units for a total redemption price of approximately $0 due to surrender of shares in accordance with the terms of the limited partnership agreement. For the year ended December 31, 2019, limited partners did not redeem any units of the partnership.

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

For the year ended December 31, 2020, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2021.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for December 2020 was $12.1 billion, down 6% year-over-year from new business volume in December 2019. Volume was up 66% month-to-month from $7.3 billion in November 2020, in a typical end-of-year spike. Cumulative new business volume for 2020 was down almost 6% compared to 2019.

Receivables over 30 days were 2.20%, down from 2.30% the previous month and unchanged from the same period in 2019. Charge-offs were 0.59%, down from 0.61% the previous month and up from 0.51% in the year-earlier period.

Credit approvals totaled 75.2%, up from 70.4% in November. Total headcount for equipment finance companies was down 4.6% year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in January is 59.6, unchanged from the December index.

ELFA President and CEO Ralph Petta said, “While 2020 certainly presented serious challenges to our nation’s economic well-being as well as to the physical well-being of many of our citizens, the equipment finance business, overall, showed remarkable resilience and durability. In early 2020, our industry seemed poised to continue 2019’s strong performance, as measured by a variety of key metrics. Then, the pandemic hit. Our nation suffered a shock of unimaginable and historic proportions. The economy faltered, millions of Americans lost their jobs, and a raging health pandemic threatened the very lives of so many. Now, looking in the rearview mirror, at the start of a new year that brings such hope and promise—with new stimulus initiatives coming out of Washington and distribution of a vaccine designed to protect our people—most equipment finance sector observers would consider a single-digit decline in year-over-year new business volume tolerable, if not acceptable. In fact, anecdotal reports from some ELFA member organizations indicate that 2020 was a record year! This speaks to the strength and resilience of our industry as it equips American businesses to succeed and prosper.”

Walter Rabin, Chief Executive Officer, Signature Financial LLC, said, “The new year provides a chance to reflect upon 2020’s unprecedented events and look forward to opportunities ahead. While the health and safety of our colleagues and clients remained paramount as the pandemic surged, Signature Financial continued its growth trajectory, exceeding $5 billion in its portfolio at year-end. As demonstrated by the MLFI-25 showing only a 6 percent decrease in year-over-year volume, the industry remained resilient in generating capital essential to sustain the U.S. economy amid the pandemic-affected economy. With rollout of the COVID-19 vaccine now accelerating and additional stimulus in the near-term, we anticipate 2021 offering new business growth opportunities and improved confidence.”

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

For the year ended December 31, 2020, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP (“other LP”) expenses. For the year ended December 31, 2020, the General Partner waived certain reimbursable expenses charged to the Partnership by CCC in connection with the administration and operation of the Partnership. CCC is not reimbursed for salary and benefit costs of control persons. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, leasing volume and stage of the program. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of cash for the year ended December 31, 2020 were cash provided by operating activities of approximately $83,000 and proceeds from the sale of equipment of approximately $62,000. Our primary source of cash for the year ended December 31, 2019 was provided by proceeds from the sale of equipment of approximately $16,000.

Our primary use of cash for the year ended December 31, 2020 was capital expenditures for new equipment of approximately $116,000. Our primary use of cash for the year ended December 31, 2019 was cash used in operating activities of approximately $31,000.

For the year ended December 31, 2020, cash was provided by operating activities of approximately $83,000, which included net loss of approximately $139,000, depreciation expense of approximately $175,000 and bad debt expense of approximately $3,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $80,000. For the year ended December 31, 2019, cash was used in operating activities of approximately $31,000, which included net income of approximately $57,000, depreciation expense of approximately $278,000 and bad debt expense of $82,000. Other non-cash activities included in the determination of net income include direct payments of lease income by lessees to banks of approximately $216,000.

At December 31, 2020, cash was held in a bank account maintained at one financial institution with a balance of approximately $35,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2020 and 2019, the total cash bank balance was approximately as follows:

Balance at December 31	2020	2019
Total bank balance	$35,000	$7,000
FDIC insured	(35,000)	(7,000)
Uninsured amount	$-	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's AAA-Rated banking institution which is one of only three AAA-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2021 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

As of December 31, 2020, we had future minimum rentals on operating leases of approximately $91,000 for 2021 and approximately $79,000 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into as of December 31, 2020.

As of December 31, 2020, we had future minimum rentals on non-cancellable finance leases of approximately $0 for 2021 and approximately $0 thereafter. These amounts represent scheduled payments on existing leases only, and do not include expected future revenues on leases that we have not yet entered into as of December 31, 2020.

The balance of our non-recourse debt at December 31, 2020 was approximately $27,000 with interest rates ranging from 4.70% to 6.28% which will be payable through November. Non-recourse debt leases will not generate current cash flow because the rental payments received from these leases are used to service the indebtedness associated with acquiring or financing the lease. For these leases, we anticipate that the equipment will generate income to the investor either through an extension of the lease term or from the sale of the equipment at the end of the lease term.

CCC, on our behalf and on behalf of affiliated partnerships, acquires computer equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various partnerships based on certain risk factors. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2020 was approximately $2,069,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2020 was approximately $8,586,000. The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2019 was approximately $2,213,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2019 was approximately $8,873,000.

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

For the years ended December 31, 2020 and 2019, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions. The General Partner will continue to reassess the funding of limited partner distributions throughout 2021 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

The General Partner will continue to reassess the funding of limited partner distributions throughout 2021 and will continue to waive certain fees. If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits. Additionally, the Partnership will seek to enhance portfolio returns and maximize cash flow through the use of leveraged lease transactions: the acquisition of lease equipment through debt financing. This strategy allows the General Partner to acquire additional revenue generating leases without the use of investor funds thus maximizing overall return. Effective April 2, 2020, CCC agreed to convert approximately $169,000 of payables from due on demand to long term. Such payables won't be due until sometime after April 16, 2021. The purpose of this was to help the Partnership with preserving liquidity.

RESULTS FROM OPERATIONS

For the year ended December 31, 2020, the Partnership recognized revenue of approximately $349,000, expenses of approximately $488,000, which resulted in a net loss of approximately $139,000. For the year ended December 31, 2019, the Partnership recognized revenue of approximately $551,000, expenses of approximately $493,000, which resulted in a net income of approximately $57,000. The decrease was primarily due to a reduction of revenue of approximately $188,000 and an increase in operating expenses of approximately $194,000, offset by a decrease in bad debt expense of approximately $79,000 and a decrease in depreciation expense of approximately $103,000.

The Partnership had 59 active operating leases that generated lease revenue of approximately $299,000 during 2020 as compared 63 active operating leases that generated lease revenue of approximately $488,000 during 2019. The decrease in revenue was primarily due to more leases expiring versus new leases being acquired. The decrease in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio during 2021, funded primarily through debt financing.

The Partnership’s equipment portfolio consists of approximately 45% servers/other, digital storage 21%, multifunction centers 10%, high end servers 9%, desktops – tier 1/laptops 8%, inventory control centers 3%, workstations 2%, high volume spec printers 1% and fitness equipment 1%. The General Partner continuously monitors and seeks to decrease the concentration of equipment by type to diversify the equipment portfolio and potentially reduce the overall risk to the investor. For the year ended December 31, 2020, the Partnership had a total of five lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 32%; 21%; 18%; 12% and 12%. For the year ended December 31, 2019, the Partnership had a total of four lessees that accounted for lease revenue of 10% or greater which are ranked as follows: 41%; 21%; 12%; and 10%.

For the years ended December 31, 2020 and 2019, operating expenses, excluding depreciation, consisted of accounting, legal, outside service fees, reimbursement of expenses to CCC and other LP charges from CCC for administration and operations as discussed in Note 5 of the financial statements. Operating expenses were approximately $283,000 and $94,000 in 2020 and 2019, respectively. This increase is primarily due to increases in “Other LP” expenses charged by CCC for the administration of the Partnership of approximately $100,000, legal and accounting fees of approximately $42,000, an adjustment to remarketing fees resulting from a write off of a past liability of approximately $20,000, an increase in IT expenses of approximately $8,000 and an increase in office relocation expenses of approximately $4,000.

We pay an equipment management fee to our General Partner for managing our equipment portfolio. In July of 2010, the equipment management fee was reduced to 2.5% from 5% of the gross lease revenue attributable to equipment that is subject to operating leases. The General Partner waived the fund’s equipment management fees in the second quarter of 2016. For the years ended December 31, 2020 and 2019, the Partnership did not pay any equipment management fees.

For the year ended December 31, 2020, interest expense decreased to approximately $2,000 from approximately $11,000 for the year ended December 31, 2019. This decrease is as a result of no leveraged equipment acquisitions during 2020 and the full amortization of the existing leveraged equipment.

Depreciation expenses consist of depreciation of various types of leased equipment. For the years ended December 31, 2020 and 2019, these expenses were approximately $175,000 and $278,000, respectively. This decline is primarily due to equipment and acquisition costs that are fully depreciated or amortized.

For the years ended December 31, 2020 and 2019, the Partnership reported bad debt expenses of approximately $3,000 and approximately $82,000, respectively.

For the year ended December 31, 2020, we recognized revenue of approximately $349,000 and expenses of approximately $488,000, which resulted in a net loss of approximately $139,000. The changes in net loss were attributable to the changes in revenue and expenses as discussed above.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 8: FINANCIAL STATEMENTS

Our financial statements for the fiscal years ended December 31, 2020 and 2019, and the report thereon of the independent registered public accounting firm is included in this annual report.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

ITEM 9A: CONTROLS AND PROCEDURES

Our management, under the supervision and with the participation of the General Partner’s chief executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, the chief executive officer and principal financial officer have concluded that, as of December 31, 2020, our disclosure controls and procedures are effective in ensuring that information relating to us, which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting at December 31, 2020. Management based this assessment on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Management’s assessment included an evaluation of the design of the Partnership’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the board of directors.

Based on our assessment, management determined that, at December 31, 2020, the Partnership maintained effective internal control over financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. This annual report does not include an attestation report of the company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership’s independent registered public accounting firm pursuant to the final rule of the Securities and Exchange Commission that permits the Partnership to provide only management's report in this annual report.

Changes in Internal Controls

There were no changes in the Partnership’s internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Residual value assumptions used in the cash flow projections are as follows:

●
For Leased Extensions and Month-to-Month Leases: Considers historical renewal periods for Commonwealth’s leases over the last five years as of December 31, 2020.

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

Procedure for December 31, 2020 Fund Valuation

The Fund valuation for December 31, 2020 for Commonwealth Capital Corp. was accomplished by using spreadsheet and lease contract data provided by Commonwealth for the Funds with the following additional data and updates added to each Fund spreadsheet:

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

Commonwealth Income and Growth Fund V, Unit Valuation

The General Partner’s estimated per unit value at December 31, 2020 as determined and derived under the guidelines of the Appraised Value Methodology, and pursuant to the above specific enumerated component valuation methodologies and calculations is $0.70.

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

The directors and officers of the General Partner and key employees of CCC and its subsidiaries are as follows:

NAME	TITLE
Kimberly A. Springsteen-Abbott	Chairman of the Board; Chief Executive Officer and Chief Compliance Officer of CCC, and CIGF, Inc.

Henry J. Abbott	Director of CCC and CIGF, Inc.; President of CCC and CIGF, Inc.

Jay Dugan	Executive Vice President and Chief Technology Officer and Director of CCC; Senior Vice President and Chief Technology Officer of CIGF, Inc.

Peter Daley	Director of CCC and CIGF, Inc.

James Pruett	Compliance Officer of CCC and CIGF, Inc.; Senior Vice President of CCC and CIGF, Inc.; Director of CCC and CIGF, Inc.

Brian Doster	Vice President and General Counsel of CCC and CIGF, Inc.

Kimberly A. Springsteen-Abbott, age 62, joined Commonwealth in April 1997 and is the Chief Executive Officer and Chairman of the Board of Directors of Commonwealth Capital Corp. (the parent corporation); and Commonwealth Income & Growth Fund, Inc. (the General Partner), positions she has held since April 2006. Ms. Springsteen-Abbott is responsible for general operations of the equipment leasing/portfolio management side of the business. Ms. Springsteen-Abbott oversees all CCC operations. Ms. Springsteen-Abbott oversees all corporate daily operations and training, as well as develops long-term corporate growth strategies. Ms. Springsteen-Abbott has over 40 years of experience in the financial services industry, specifically in the real estate, energy and leasing sectors of alternative investments. Ms. Springsteen-Abbott is the sole shareholder of Commonwealth Capital Corp. Ms. Springsteen-Abbott was elected to the Board of Directors of the parent corporation in 1997 and has also served as its Executive Vice President and COO. From 1980 through 1997, Ms. Springsteen-Abbott was employed with Wheat First Butcher Singer, a regional broker/dealer located in Richmond, Virginia. At Wheat, she served as Senior Vice President & Marketing Manager for the Alternative Investments Division. She is a member of the Equipment Leasing and Finance Association, REISA, the Financial Planners Association, the National Association of Equipment Leasing Brokers and has served on the Board of Trustees for the Investment Program Association. Ms. Springsteen-Abbott is a member of the Executive Committee and the Disaster Recovery Committee. Ms. Springsteen-Abbott is the wife of Henry J. Abbott.

Henry J. Abbott, age 71, joined Commonwealth in August 1998 as a Portfolio Manager, a position he held until April 2006, at which time he was elected President of CCC and CIGF, Inc., and Director of CCC and its affiliates. Mr. Abbott is responsible for lease acquisitions, equipment dispositions and portfolio review. Additionally, Mr. Abbott is also responsible for oversight of residual valuation, due diligence, equipment inspections, negotiating renewal and purchase options and remarketing off-lease equipment. Mr. Abbott serves as senior member on the Disaster Recovery Committee and the Facilities Committee, and was appointed to the Executive Committee in 2008. Prior to Commonwealth, Mr. Abbott has been active in the commercial lending industry, working primarily on asset-backed transactions for more than 30 years. Mr. Abbott attended St. John’s University. Mr. Abbott was a founding partner of Westwood Capital LLC in New York, a Senior Vice President for IBJ Schroeder Leasing Corporation and has managed a group specializing in the provision of operating lease finance programs in the high technology sector. Mr. Abbott brings extensive knowledge and experience in leasing and has managed over $1.5 billion of secured transactions. Mr. Abbott is a member of the Equipment Leasing and Finance Association, the National Association of Equipment Leasing Brokers, REISA and the Investment Program Association. Mr. Abbott is a member of the executive committee and the Disaster Recovery Committee.  Mr. Abbott is the husband of Kimberly A. Springsteen-Abbott.

Jay Dugan, age 73, joined Commonwealth in 2002 as Assistant Vice President and Network Administrator, and became a Vice President in December 2002, Senior Vice President in December 2003, and has been Executive Vice President and Chief Technology Officer of the parent and its affiliates since December 2004. Mr. Dugan has also been a director of CCC and CIGF, Inc. since June 2006. Mr. Dugan is responsible for the information technology vision, security, operation and ongoing development, including network configurations, protection of corporate assets and maximizing security and efficiency of information flow. Prior to Commonwealth, Mr. Dugan founded First Securities USA, a FINRA member firm, in 1988 and operated that firm through 1998. From 1999 until 2002, Mr. Dugan was an independent due diligence consultant until he came to Commonwealth to develop that area of the firm. Mr. Dugan attended St. Petersburg College and holds an AS Degree in Computer Networking Technology. Mr. Dugan is a Microsoft Certified Systems Engineer, Microsoft Certified Database Administrator and Comp-Tia Certified Computer Technician. Mr. Dugan is a senior member of the Disaster Recovery Committee, as well as oversight member of the Website Committee.

Peter Daley, age 81, joined Commonwealth in June 2006 as a director. Mr. Daley is an Accredited Senior Appraiser for the discipline of Machinery and Equipment with a specialty in High-Technology for the valuation of computer equipment. Mr. Daley has been in the computer business since 1965, first with IBM as a computer broker/lessor and then with Daley Marketing Corporation (DMC), a firm he founded in July 1980 to publish reports about computer equipment, including “Market Value Reports” and “Residual Value Reports.” In January 2001 Mr. Daley acquired Computer Economics, merged DMC into CEI and in April 2005 sold the IT Management Company and created a new company focused on the fair market value business. Additionally, Mr. Daley remains President of DMC Consulting Group, a separate company that specializes in writing Appraisals, Portfolio Analysis and Property Tax Valuation from Fair Market Value to Residual Value valuations. Mr. Daley has developed a database of “Fair Market Value” equipment values from 1980 to the present, utilizing a variety of reports and publications along with the DMC and CEI Market Value Reports. This database has been successfully used in the valuation of computer equipment in the settlement of a number of Virginia tax cases. He has also previously testified in California, Minnesota, Michigan, New York, and the Virginia Courts as an expert in the field of valuation of computer equipment. Mr. Daley has a full repertoire of lectures, seminars, presentations, and publications that he has conceived and shared with the public. From 1994 to the present he has been writing computer appraisals and reports for Fortune 500 companies. From April 2005 to the present as president of DMC Valuations Group, Mr. Daley has been publishing, both on the web and in print, fair market values, residual values, and manufacturer’s price lists to existing valuation clients around the world. Mr. Daley graduated from Pepperdine University in 1991 with a Masters of Business Administration, and from Cal State Northridge with a Bachelor of Science in Business Administration in 1965. Mr. Daley is also an Accredited Senior Appraiser with the American Society of Appraisers.

James Pruett, age 55, joined Commonwealth in 2002 as an Executive Assistant. Mr. Pruett was named Assistant Vice President and a Compliance Associate in February 2005, Vice President and Compliance Manager in December 2005, Senior Vice President and Compliance Officer of the parent and its affiliates in December 2007. Mr. Pruett was also named Secretary to the parent’s board of directors in December 2008 and as a Director of Commonwealth Capital Corp. in 2021. Mr. Pruett is responsible for management of regulatory policies and procedures and internal audit. Mr. Pruett assists in the management of shareholder records and updates. Mr. Pruett is a member of the Website Committee and the Disaster Recovery Committee. Prior to joining Commonwealth, Mr. Pruett served as Managing Editor/Associate Publisher for Caliber Entertainment, a publishing and entertainment licensing company. Mr. Pruett’s responsibilities included oversight of production of publishing library, as well as serving as Editor-in-Chief for all publications and additionally served as Media Relations Liaison. Mr. Pruett is a member of the Equipment Leasing and Finance Association.

Brian Doster, age 61, joined Commonwealth Capital Corp. in February 2017. Mr. Doster is responsible for all legal functions including Federal, State and local compliance, dispute management, transactional documentation and enforcement and general legal matters. Prior to joining Commonwealth, Mr. Doster was SVP and General Counsel for Checkers Drive-In Restaurants, Inc. in Tampa, FL (1999 – 2014). Mr. Doster oversaw all legal needs of Checkers during both its public and private ownership, including oversight of domestic and international franchising. Prior to Checkers Mr. Doster served as General Counsel for Amoco Corporation in Chicago, IL (1985 – 1999). Mr. Doster provided for the legal needs of its many subsidiaries, including Amoco Oil Company and as GC and Secretary for Omega Oil Company and Whale Oil, Inc. Mr. Doster obtained his J.D. from the University of Baltimore and BS from Towson University. Mr. Doster is past President and continues to serve as director of Tampa Family Health Clinics, Inc. and is a past Baldridge Examiner.

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

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2020	AMOUNT INCURRED DURING 2019

OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates
Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership, not including costs of the control persons, as defined in Item 10. For the years ended December 31, 2020 and 2019, the Partnership was charged $130,000 and $30,000 in Other LP expense.
		$272,000	$100,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For both years ended December 31, 2020 and 2019, approximately $5,000 and $0 of acquisition fees related to operating leases and finance leases were waived by the General Partner respectively.	$-	$-
The General Partner
Debt Placement Fee. As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. During the years ended December 31, 2020 and 2019, the General Partner earned but waived approximately $200 and $0 of debt placement fees, respectively.
		$-	$-
The General Partner
Equipment Management Fee. The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the years ended December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, the General Partner earned but waived approximately $14,000 and $25,000 of equipment management fees, respectively.
		$-	$-
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During both years ended December 31, 2020 and 2019, the General Partner earned but waived approximately $5,000 and $0 of equipment liquidation fees, respectively.
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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed and expected to be billed for the fiscal years ended December 31, 2020 and 2019 for professional services rendered by the Partnership’s independent registered public accounting firm for audit of the Partnership’s annual financial statements and the review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for that fiscal year, was approximately $43,000 and $23,000, respectively.

The aggregate fees billed and expected to be billed for the fiscal year ended December 31, 2020 of approximately $43,000 are broken down as follows:

●
The Partnership’s previous independent registered public accounting firm, BDO USA LLP (“BDO”), represents approximately $18,000 of the total fees billed and expected to be billed for professional services rendered for the year ended December 31, 2020 and $23,000 for the year ended December 31, 2019.

●
The Partnership’s newly appointed independent registered public accounting firm, Morison Cogen LLP, represents approximately $25,000 of the total fees billed and expected to be billed for professional services rendered for the year ended December 31, 2020 and $0 for the year ended December 31, 2019.

AUDIT-RELATED FEES

There were no aggregate fees billed in the fiscal years ended December 31, 2020 and 2019 for assurance and related services by the Partnership’s independent registered public accounting firm that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under the paragraph captioned “Audit Fees.”

 TAX FEES

There were no fees billed in the fiscal years ended December 31, 2020 and 2019 for professional services rendered by the Partnership’s independent registered public accounting firm for tax compliance, tax advice and tax planning.

ALL OTHER FEES

Fees billed for the years ended December 31, 2020 and 2019 for products and services provided by our previous auditor, BDO, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were approximately $2,000 and $0 for the years ended December 31, 2020 and 2019, respectively.

Fees billed for the years ended December 31, 2020 and 2019 for products and services provided by the Partnership’s newly appointed auditor, Morison Cogen LLP, other than the services reported in the Audit Fees, Audit-Related Fees, and Tax Fees categories above were $0 for both the years ended December 31, 2020 and 2019.

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

There were no other fees approved by the Board of Directors of the General Partner or paid by the Partnership, during 2020 and 2019 other than fees related to audit or tax compliance services.

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

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf April 16, 2021 by the undersigned thereunto duly authorized.

COMMONWEALTH INCOME & GROWTH FUND V, LP
By: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
By: /s/ Kimberly A. Springsteen-Abbott
Kimberly A. Springsteen-Abbott
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2021:

SIGNATURE	CAPACITY

/s/ Kimberly A. Springsteen-Abbott	Chairman, Chief Executive Officer,
Kimberly A. Springsteen-Abbott	Commonwealth Income & Growth Fund, Inc.

/s/ Henry J. Abbott	Director, President,
Henry J. Abbott	Commonwealth Income & Growth Fund, Inc.

Commonwealth Income &
Growth Fund V

Financial Statements
For the years ended December 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
Commonwealth Income & Growth Fund V
New Port Richey, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Commonwealth Income & Growth Fund V (the Partnership) as of December 31, 2020, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1, Topic, Liquidity and Going Concern, to the financial statements, the Partnership has historically reported recurring negative cash flows and has a working capital deficit at December 31, 2020. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1, Topic, Liquidity and Going Concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

F1

To the Partners
Commonwealth Income & Growth Fund V
(Continued)

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the general partner and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-lived Assets

As discussed in Note 2, Topic, Long-Lived Assets, once an asset comes off lease or is released, the Partnership reassesses the useful life of an asset. The Partnership evaluates its long-lived assets when events or circumstances indicate that the value of the asset may not be recoverable. The Partnership determines whether impairment exists by estimating the undiscounted cash flows to be generated by each asset. If the estimated undiscounted cash flows are less than the carrying value of the asset then impairment exists. The amount of the impairment is determined based on the difference between the carrying value and the fair value. Fair value is determined based on estimated discounted cash flows to be generated by the asset, third party appraisals, or comparable sales of similar assets, as applicable, based on asset type.

The principal considerations for our determination that performing procedures relating to the impairment of long-lived assets is a critical audit matter are the use of significant judgment and subjective factors in the Partnership’s assessment of any changes in events or circumstances that may affect the carrying amount of its long-lived assets.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following:
●
Reviewed the internal controls over the Partnership’s impairment assessment process for equipment
●
Reviewed the valuation method for appropriateness
●
Reviewed the specialized skills and knowledge of the valuation professional
●
Tested the estimated fair value to an independent service

Reimbursable Expenses

As discussed in Note 2, Topic, Reimbursable Expenses, reimbursable expenses are ongoing operational expenses and fees associated with the allocation of salaries and benefits which are charged to the Partnership by Commonwealth Capital Corp. (CCC) in connection with the administration and operation of the Partnership are allocated to the Partnership based upon several factors including, but not limited to, the number of investors, compliance issues, and the number of existing leases.

We identified the allocation of reimbursable expenses as a critical audit matte due to a high degree of subjectivity in the selection of certain key factors.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over CCC’s allocation process.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the following:
●
Evaluated that the reimbursement is in compliance with the Partnership Agreement
●
Evaluated the reasonableness and consistency of key factors used by CCC to allocate the ongoing operational expenses
●
Tested the dollar amounts in the key factors to the accounting records of the partnerships included in the allocation
To the Partners
Commonwealth Income & Growth Fund V
(Continued)

●
Tested the calculation of the allocation percentage applied to the Partnership
●
Confirmed that the operational expenses do not include costs of control persons

/s/ Morison Cogen LLP

We have served as the Partnership’s auditors since 2021.

Blue Bell, Pennsylvania

April 15, 2021

F2

Report of Independent Registered Public Accounting Firm

The Partners
Commonwealth Income & Growth Fund V
New Port Richey, Florida

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Commonwealth Income & Growth Fund V (the “Partnership”) as of December 31, 2019, the related statements of operations, statements of Partners’ (Deficit) Capital, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Partnership's auditor since 2012.

Philadelphia, Pennsylvania
April 15, 2020

F3

Commonwealth Income &
Growth Fund V
Balance Sheets

	December 31,
	2020	2019

ASSETS
Cash and cash equivalents	$33,920	$5,211
Lease income receivable, net of reserve of approximately $10,000 and $76,000 at December 31, 2020 and December 31, 2019, respectively	21,710	160,346
Accounts receivable, Commonwealth Capital Corp	-	19,053
Other receivables	333	1,054
Prepaid expenses	3,247	1,323
	59,210	186,987

Net investment in finance leases	-	8,262

Equipment, at cost	3,871,354	4,480,679
Accumulated depreciation	(3,683,178)	(4,214,492)
	188,176	266,187
Total Assets	$247,386	$461,436

LIABILITIES AND PARTNERS' (DEFICIT) CAPITAL

LIABILITIES
Accounts payable	$131,056	$134,153
Accounts payable, CIGF, Inc., net	84,411	57,925
Accounts payable, Commonwealth Capital Corp, net of accounts receivable of approximately $46,000 and $28,000 at December 31, 2020 and December 31, 2019, respectively	98,872	115,504
Other accrued expenses	-	2,977
Unearned lease income	1,499	19,730
Notes payable	26,522	87,215
Total Liabilities	342,360	417,504

COMMITMENTS AND CONTINGENCIES
PARTNERS' (DEFICIT) CAPITAL
General Partner	1,000	1,000
Limited Partners	(95,974)	42,932
Total Partners' (Deficit) Capital	(94,974)	43,932
Total Liabilities and Partners' Capital	$247,386	$461,436

see accompanying notes to condensed financial statements

F4

Commonwealth Income &
Growth Fund V
Statements of Operations

	Years ended
	December 31,
	2020	2019
Revenue
Lease	$299,070	$487,538
Interest and other	5,344	30,421
Sales and property taxes	25,470	28,513
Gain on sale of equipment	19,519	4,172
Total revenue and gain on sale of equipment	349,403	550,644

Expenses
Operating, excluding depreciation and amortization	282,638	93,968
Interest	2,385	10,968
Depreciation	174,568	277,704
Sales and property taxes	25,470	28,513
Bad debt expense	3,248	82,380
Total expenses	488,309	493,533

Net (loss) income	$(138,906)	$57,111

Net (loss) income allocated to Limited Partners	$(138,906)	$57,111

Net (loss) income per equivalent Limited Partnership unit	$(0.11)	$0.05

Weighted average number of equivalent Limited Partnership units outstanding during the period	1,235,581	1,236,148

see accompanying notes to condensed financial statements

F5

Commonwealth Income &
Growth Fund V
Statements of Partners' (Deficit) Capital

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2019	50	1,236,148	$1,000	$(14,179)	$(13,179)
Net income	-	-	-	57,111	57,111
Balance, December 31, 2019	50	1,236,148	$1,000	$42,932	$43,932
Net loss	-	-	-	(138,906)	(138,906)
Redemption	-	(567)	-	-	-
Balance, December 31, 2020	50	1,235,581	$1,000	$(95,974)	$(94,974)

see accompanying notes to condensed financial statements

F6

Commonwealth Income &
Growth Fund V
Statements of Cash Flows

	Years ended December 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(138,906)	$57,111
Adjustments to reconcile net income to net cash
(used in) provided by operating activities
Depreciation	174,568	277,704
Bad debt expense	3,248	82,380
Gain on sale of equipment	(19,519)	(4,172)
Other noncash activities
Lease revenue net of interest expense, on notes payable, realized
as a result of direct payment of principal to the bank by lessee	(80,325)	(216,427)
Earned interest on finance leases	(298)	(826)
Changes in assets and liabilities
Payment from finance leases	5,706	9,215
Lease income receivable	135,388	(128,351)
Other receivables	-	3,079
Receivables - Other LP's	721	(19,053)
Prepaid expenses	(1,924)	(158)
Accounts payable	(3,097)	(39,845)
Accounts payable, Commonwealth Capital Corp., net	2,421	(86,642)
Accounts payable, CIGF, Inc., net	26,486	35,193
Other accrued expenses	(2,982)	(2)
Unearned lease income	(18,224)	(164)
Net cash provided by (used in) by operating activities	83,263	(30,958)

Cash flows from investing activities
Capital expenditures	(116,380)	-
Net proceeds from the sale of equipment	61,826	16,474
Net cash (used in) provided by investing activities	(54,554)	16,474

Net increase (decrease) in cash and cash equivalents	28,709	(14,484)

Cash and cash equivalents beginning of year	5,211	19,695

Cash and cash equivalents end of year	$33,920	$5,211

see accompanying notes to financial statements

F7

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

During the year ended December 31, 2020, limited partners redeemed 567 units for a total redemption price of approximately $0 due to surrender of shares in accordance with the terms of the limited partnership agreement. For the year ended December 31, 2019, limited partners did not redeem any units of the partnership.

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

Allocations of income and distributions of cash are based on the Agreement. The various allocations under the Agreement prevent any limited partner’s capital account from being reduced below zero and ensure the capital accounts reflect the anticipated sharing ratios of cash distributions, as defined in the Agreement. For the years ended December 31, 2020 and 2019, the General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions.

F8

Liquidity and Going Concern

For the year ended December 31, 2020, the Partnership incurred positive cash flow. However, historically the Partnership has reported recurring negative cash flows. At December 31, 2020, the Partnership has a working capital deficit of approximately $282,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.

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

Immaterial Revisions to Prior Year Financial Statements

The Partnership has determined that there had been an immaterial error in its accounting for Other LP expenses in its financial statements as of and for the year ended December 31, 2019. The Partnership determined that Other LP expenses should have been presented in the Statement of Operations as an increase of expense under Operating expenses, excluding depreciation and amortization.  An adjustment was made to correct the error in the prior period ended December 31, 2019 by reporting as an increase of expense of approximately $5,000 and an increase in Accounts Payable, CIGF, Inc. by the same amount and the cumulative decreasing effect on the Partners’ Capital by the same amount.  The financial statements as of and for the year ended December 31, 2019, as presented, reflect these adjustments.

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

There were no assets or liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019. There were no assets or liabilities measured on a non-recurring basis at December 31, 2020 and 2019.

F9

Fair Value disclosures of financial instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Cash, other receivables, accounts payable and other accrued expenses are carried at amounts which reasonably approximate their fair values as of December 31, 2020 and 2019 due to the immediate or short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at December 31, 2020 and 2019 approximates the carrying value of these instruments, due to the interest rates on this debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

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

For the years ended December 31, 2020 and 2019, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement. Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

F10

Recent Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This standard establishes an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses, which is intended to result in a timelier recognition of losses. Under the CECL model, entities will estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of the financial instrument. Measurement of expected credit losses are to be based on relevant forecasts that affect collectability. The scope of financial assets within the CECL methodology is broad and includes trade receivables from certain revenue transactions and certain off-balance sheet credit exposures. Different components of the guidance require modified retrospective or prospective adoption.
In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses. ASU 2018-19 clarifies that receivables arising from operating leases are not within the scope of the credit losses standard. Instead, entities would need to apply other U.S. GAAP, namely Topic 842 (Leases), to account for changes in the collectability assessment for operating leases. Other than operating lease receivables, Partnership trade receivables include receivables from finance leases and equipment sales. Under Topic 606 (Revenue from Contracts with Customers), revenue is recognized when, among other criteria, it is probable that the entity will collect the consideration to which it is entitled for goods or services transferred to a customer. At the point that finance lease receivables are recorded, they become subject to the CECL model and estimates of expected credit losses over their contractual life will be required to be recorded at inception based on historical information, current conditions, and reasonable and supportable forecasts. Trade receivables derived from equipment sales are of short duration and there is not a material difference between incurred losses and expected losses.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While we continue to evaluate the new guidance, including the subsequent updates to Topic 326, we do not anticipate that adoption will have a material impact on the Partnership financial statements and related disclosures. For both the years ended December 31, 2020 and 2019, Partnership finance lease revenue subject to CECL represented less than 1% of total lease revenue.

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

F11

Reimbursable Expenses

Reimbursable expenses are comprised of both ongoing operational expenses and fees associated with the allocation of salaries and benefits, referred to as other LP (“other LP”) expenses. For the year ended December 31, 2020, the General Partner waived certain reimbursable expenses charged to the Partnership by CCC in connection with the administration and operation of the Partnership. CCC is not reimbursed for salary and benefit costs of control persons. Reimbursable expenses, which are charged to us by CCC in connection with our administration and operation, are allocated to us based upon several factors including, but not limited to, the number of investors, leasing volume and stage of the program. For example, if one partnership has more investors than another program sponsored by CCC, then higher amounts of expenses related to investor services, mailing and printing costs will be allocated to that partnership. Also, while a partnership is in its offering stage, higher compliance costs are allocated to it than to a program not in its offering stage, as compliance resources are utilized to review incoming investor suitability and proper documentation. Finally, lease related expenses, such as due diligence, correspondence, collection efforts and analysis staff costs, increase as programs purchase more leases, and decrease as leases terminate and equipment is sold. All of these factors contribute to CCC’s determination as to the amount of expenses to allocate to us or to other sponsored programs. CCC is not reimbursed for salary and benefit costs of control persons.  For the Partnership, all reimbursable items are expensed as they are incurred.

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

F12

Cash and cash equivalents

We consider cash and cash equivalents to be cash on hand and highly liquid investments with the original maturity dates of 90 days or less.

At December 31, 2020, cash was held in a bank account maintained at one financial institution with a balance of approximately $35,000. Bank accounts are federally insured up to $250,000 by the FDIC. At December 31, 2020 and 2019, the total cash bank balance was approximately as follows:

Balance at December 31	2020	2019
Total bank balance	$35,000	$7,000
FDIC insured	(35,000)	(7,000)
Uninsured amount	$-	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody's AAA-Rated banking institution which is one of only three AAA-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2021 due to many factors, including cash receipts, equipment acquisitions, interest rates, and distribution to limited partners.

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

Net Loss Per Equivalent Limited Partnership Unit

The net loss per equivalent limited partnership unit is computed based upon net income allocated to the limited partners and the weighted average number of equivalent units outstanding during the period.

F13

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

Gains from the termination of leases are recognized when the lease is modified and terminated concurrently. There were no gains from lease terminations included in lease revenue for the years ended December 31, 2020 and 2019.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at December 31, 2020 was approximately $2,069,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at December 31, 2020 was approximately $8,586,000. The Partnership’s share of the outstanding debt associated with this equipment at December 31, 2020 was approximately $5,000 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at December 31, 2020 was approximately $152,000.

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

The following is a schedule of approximate future minimum rentals on operating leases:

Years Ended December 31,	Amount
Year ending December 31, 2021	$90,500
Year ending December 31, 2022	25,000
Year ending December 31, 2023	23,500
Year ending December 31, 2024	21,000
Year ending December 31, 2025	9,000
$169,000

F14

Finance Leases

The following lists the approximate components of the net investment in finance leases:

At December 31,	2020	2019
Carrying value of lease receivable	$-	$6,000
Estimated residual value of leased equipment (unguaranteed)	-	2,000
Net investment in finance leases	$-	$8,000

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

The following table presents the credit risk profile, by creditworthiness category, of our finance lease receivables at December 31, 2020:
	Percent of Total
Risk Level	2020	2019
Low	-%	-%
Moderate-Low	-%	-%
Moderate	-%	-%
Moderate-High	-%	100%
High	-%	-%
Net Finance lease receivable	-%	100%

As of the year ended December 31, 2020 we determined that we did not have a need for an allowance for uncollectible accounts associated with any of our finance leases, as the customer payment histories with us, associated with these leases, has been positive.

F15

4. Significant Customers

Lessees equal to or exceeding 10% of lease revenue:

Years Ended December 31,	2020	2019
Alliant Techsystems, Inc.	32%	21%
Automatic Data Processing	21%	12%
L-3 Communications	18%	10%
Vista Outdoor Inc.	12%	**%
Cummins, Inc.	12%	42%
** Represents less than 10% of lease revenue

Lessees equal to or exceeding 10% of net lease income receivable:

At December 31,	2020	2019
Automatic Data Processing.	46%	**%
Alliant Techsystems, Inc.	31%	**%
Cummins, Inc.	**%	96%
** Represents less than 10% of lease revenue

F16

5. Related Party Transactions

Receivables/Payables

As of December 31, 2020, and 2019, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing. Effective April 2, 2020, CCC agreed to convert approximately $169,000 of the December 31, 2019 related party payables from due on demand to long term. Such payables won't be due until sometime after April 16, 2021. The purpose of this was to help the Partnership with preserving liquidity.

ENTITY RECEIVING COMPENSATION	TYPE OF COMPENSATION	AMOUNT INCURRED DURING 2020	AMOUNT INCURRED DURING 2019

OPERATIONAL AND SALE OR LIQUIDATION STAGES

The General Partner and its Affiliates
Reimbursable Expenses. The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership, not including costs of the control persons, as defined in Item 10. For the years ended December 31, 2020 and 2019, the Partnership was charged $130,000 and $30,000 in Other LP expense.
		$272,000	$100,000
The General Partner	Equipment Acquisition Fee. The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For both years ended December 31, 2020 and 2019, approximately $5,000 and $0 of acquisition fees related to operating leases and finance leases were waived by the General Partner respectively.	$-	$-
The General Partner
Debt Placement Fee. As compensation for arranging term debt to finance our acquisition of equipment, we will pay the general partner a fee equal to one percent of such indebtedness; provided, however, that such fee shall be reduced to the extent we incur such fees to third parties unaffiliated with the general partner or the lender with respect to such indebtedness. No such fee will be paid with respect to borrowings from the general partner or its affiliates. We intend to initially acquire leases on an all cash basis with the proceeds of this offering, but may borrow funds after the offering proceeds have been invested. The amount we borrow, and therefore the amount of the fee, will depend upon interest rates at the time of a loan, and the amount of leverage we determine is appropriate at the time. We do not intend to use more than 30% leverage overall in our portfolio. Fees will increase as the amount of leverage we use increases, and as turnover in the portfolio increases and additional equipment is purchased using leverage. During the years ended December 31, 2020 and 2019, the General Partner earned but waived approximately $200 and $0 of debt placement fees, respectively.
		$-	$-
The General Partner
Equipment Management Fee. The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner had elected to reduce the percentage of equipment management fees paid to it from 5% to 2.5% of the gross lease revenues attributable to equipment which is subject to operating leases. The reduction was effective beginning in July 2010 and remained in effect for the years ended December 31, 2020 and 2019. During the years ended December 31, 2020 and 2019, the General Partner earned but waived approximately $14,000 and $25,000 of equipment management fees, respectively.
		$-	$-
The General Partner
Equipment Liquidation Fee. With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During both years ended December 31, 2020 and 2019, the General Partner earned but waived approximately $5,000 and $0 of equipment liquidation fees, respectively.
		$-	$-
The General Partner	Partnership Interest. The General Partner has a present and continuing one percent interest of $1,000 in the Partnership’s item of income, gain, loss, deduction, credit, and tax preference. In addition, the General Partner receives one percent of cash available for distribution until the Limited Partners have received distributions of cash available for Distribution equal to their capital contributions plus the 10% cumulative return and thereafter, the General Partner will receive 10% of cash available for distribution.	$-	$-

F17

6. Notes Payable

Notes payable consisted of the following approximate amounts:

At December 31,	2020	2019
Installment note payable to bank; interest at 4.87% due in quarterly installments of $11,897, including interest, with final payment in January 2020	-	12,000
Installment note payable to bank; interest at 5.56% due in monthly installments of $2,925, including interest, with final payment in June 2020	-	17,000
Installment note payable to bank; interest at 4.87% due in monthly installments of $1,902, including interest, with final payment in July 2020	-	6,000
Installment note payable to bank; interest at 6.28% due in quarterly installments of $722, including interest, with final payment in September 2020	-	3,000
Installment note payable to bank; interest at 5.75% due in monthly installments of $857, including interest, with final payment in November 2020	-	9,000
Installment note payable to bank; interest at 5.31% due in quarterly installments of $4,618, including interest, with final payment in January 2021	5,000	22,000
Installment note payable to bank; interest at 4.70% due in monthly installments of $1,360, including interest, with final payment in February 2021	3,000	18,000
Installment note payable to bank; interest at 5.00% due in monthly installments of $452, including interest, with final payment in November 2024	19,000	-
	$27,000	$87,000

The notes are secured by specific technology equipment with a carrying value of approximately $49,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which we must comply on either an annual or quarterly basis. Aggregate approximate payments of notes payable for each of the periods subsequent to December 31, 2020 are as follows:

Years Ended December 31,	Amount
2021	$12,000
2022	5,000
2023	5,000
2024	5,000
$27,000

F18

7. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2020 and 2019 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

During the years ended December 31, 2020 and 2019, the Partnership wrote-off fully depreciated equipment of approximately $0 and $0, respectively.

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

On July 21, 2017, FINRA reduced the list of 1,840 items totaling $208,000 to a remaining list of 87 items totaling $36,226 (which includes approximately $30,000 of continuing education expenses for personnel providing services to the Funds), and reduced the proposed fine from $100,000 to $50,000, but reaffirmed its position on the bar from the securities industry.  Respondents promptly appealed FINRA’s revised ruling to the SEC.  All the requested or allowed briefs have been filed with the SEC.  The SEC upheld FINRA’s order on February 7, 2020 to bar, but eliminated FINRA’s proposed fine.  Ms. Springsteen-Abbott has filed a Petition for Review in the United States Court of Appeals for the District of Columbia Circuit to review a final order entered against her by the U.S. Securities and Exchange Commission.  On February 26, 2021 the United States Court of Appeals for the District of Columbia Circuit dismissed in part and denied in part Ms. Springsteen-Abbott’s petition; however, given the SEC’s prior removal FINRA’s fine Management anticipates the ruling will not result in any material adverse financial impact to the Funds.

F19

9.	Reconciliation of Amounts Reported for Financial Reporting Purposes to Amounts on the Federal Partnership Return (Unaudited)

The tax basis of the Partnership’s net assets and liabilities vary from the amounts presented in these financial statements at December 31, 2020 and 2019 as follows:
Years Ended December 31,	2020	2019
Tax basis of net assets (unaudited)	$310,522	$520,398
Financial statement basis of net assets	(94,974)	43,932
Difference (unaudited)	$405,496	$476,466

The primary differences between the tax basis of net assets and the amounts recorded in the financial statements are the result of differences in accounting for impairment losses, syndication costs and differences between the depreciation methods used in the financial statements and the Partnership’s tax returns (unaudited).

Years Ended December 31,	2020	2019
Net (loss) income for financial reporting purposes to taxable (loss) income	$(138,906)	$57,111
(Loss) gain on sale of equipment	(16,301)	7,113
Depreciation	(15,194)	166,940
Unearned lease income	(4,117)	(14,270)
Penalties	300	1,410
Bad (recovery) expense	(66,232)	65,538
*Other	40,296	2,919
Taxable (loss) income on the Federal Partnership return (unaudited)	$(200,154)	$286,761
*Other- includes financial statement adjustments that will be reflected on the tax return in the subsequent year.

Adjustment or loss on sale of equipment is due to longer useful lives for tax reporting purposes.

F20

10. Subsequent Events

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

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership results of future operations, financial position, and liquidity in fiscal year 2021 and beyond.

F21