Form 10-Q
period 2022-03-31
COMMONWEALTH INCOME & GROWTH FUND V
filed 2022-05-18
CIK 1253347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

FORM 10-Q

March 31, 2022

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund V Condensed Balance Sheets
(unaudited)
	March 31,	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$513	$29,571
Lease income receivable, net of reserve of approximately $46,000 at both March 31, 2022 and December 31, 2021	60,071	36,537
Accounts receivable, Commonwealth Capital Corp, net	-	-
Other receivables	333	333
Prepaid expenses	3,412	1,680
	64,329	68,121

Equipment, at cost	3,411,451	3,411,451
Accumulated depreciation	(3,300,708)	(3,282,768)
	110,743	128,683
Total Assets	$175,072	$196,804

LIABILITIES AND PARTNERS’ DEFICIT

LIABILITIES
Accounts payable	$138,430	$165,476
Accounts payable, CIGF, Inc.	120,613	100,732
Accounts payable, Commonwealth Capital Corp, net of accounts receivable of approximately $30,700 and $14,000 at March 31, 2022 and December 31, 2021, respectively	172,870	165,514
Other accrued expenses	-	-
Unearned lease income	115	4,883
Notes payable	13,518	14,695
Total Liabilities	445,546	451,300

COMMITMENTS AND CONTINGENCIES
PARTNERS’ DEFICIT
General Partner	1,000	1,000
Limited Partners	(271,474)	(255,496)
Total Partners’ Deficit	(270,474)	(254,496)
Total Liabilities and Partners’ Deficit	$175,072	$196,804

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue
Lease	$46,094	$60,841
Interest and other	90	34
Sales and property taxes	1,277	2,662
Total revenue and gain on sale of equipment	47,461	63,537

Expenses
Operating, excluding depreciation and amortization	44,043	74,578
Interest	179	313
Depreciation	17,940	33,797
Sales and property taxes	1,277	2,662
Loss on sale of equipment	-	5,080
Total expenses	63,439	116,430

Net Loss	$(15,978)	$(52,893)

Net Loss allocated to Limited Partners	$(15,978)	$(52,893)

Net Loss per equivalent Limited Partnership unit	$(0.01)	$(0.04)
Weighted average number of equivalent limited
partnership units outstanding during the year	1,233,548	1,235,066

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Partners’ Deficit
For the three months ended March 31, 2022 and 2021
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2022	50	1,233,548	$1,000	$(255,496)	$(254,496)
Net loss	-	-	-	(15,978)	(15,978)
Balance March 31, 2022	50	1,233,548	$1,000	$(271,474)	$(270,474)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2021	50	1,235,581	$1,000	$(95,974)	$(94,974)
Net loss	-	-	-	(52,893)	(52,893)
Redemption	-	(833)	-	-	-
Balance March 31, 2021	50	1,234,748	$1,000	$(148,867)	$(147,867)

see accompanying notes to condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Three months ended March 31,
	2022	2021

Net cash used in operating activities	$(29,058)	$(11,075)

Investing activities:
Net proceeds from the sale of equipment	-	2,400
Net cash provided by investing activities	-	2,400

Net decrease in cash and cash equivalents	(29,058)	(8,675)

Cash and cash equivalents at beginning of period	29,571	33,920

Cash and cash equivalents at end of period	$513	$25,245

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

Liquidity and Going Concern

For the three months ended March 31, 2022, the Partnership incurred negative cash flow.  At March 31, 2022, the Partnership has a working capital deficit of approximately $381,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2021 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Financial information as of December 31, 2021 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2022.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value.  Receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of March 31, 2022 and December 31, 2021 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at March 31, 2022 and December 31, 2021 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2022, cash and cash equivalents was held in one account maintained at one financial institution with an aggregate balance of approximately $2,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2022, the total cash bank balance was as follows:

At March 31, 2022	Balance
Total bank balance	$2,000
FDIC insured	(2,000)
Uninsured amount	$-

The Partnership’s bank balances are fully insured by the FDIC. The Partnership deposits its funds with a Moody’s Aaa-Rated banking institution which is one of only three Aaa-Rated banks listed on the New York Stock Exchange. The Partnership has not experienced any losses in such accounts, and believes it is not exposed to any significant credit risk. The amount in such accounts will fluctuate throughout 2022 due to many factors, including cash receipts, equipment acquisitions and interest rates.

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

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which amends and clarifies several provisions of Topic 326. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief, which amends Topic 326 to allow the fair value option to be elected for certain financial instruments upon adoption. ASU 2019-10 extended the effective date of ASU 2016-13 for the Partnership until December 15, 2022. While the Partnership continues to evaluate the new guidance, including the subsequent updates to Topic 326, it does not anticipate that adoption will have a material impact on the Partnership’s financial statements and related disclosures.  For the three months ended March 31, 2022, the Partnership’s finance lease revenue subject to CECL represented less than 1% of total lease revenue.

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

Gains and losses from the sale of equipment are recognized when the lease is modified and terminated concurrently. Gain from the sale of equipment included in lease revenue for the three months ended March 31, 2022, was approximately $0.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at March 31, 2022 was approximately $1,887,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at March 31, 2022 was approximately $8,222,000. The Partnership’s share of the outstanding debt associated with this equipment at March 31, 2022 was approximately $0 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at March 31, 2022 was approximately $0.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at March 31, 2022:

For the period ended December	Amount
Nine months ended December 31, 2022	$21,000
Year Ended December 31, 2023	23,000
Year Ended December 31, 2024	21,000
Year Ended December 31, 2025	9,000
$74,000

4. Related Party Transactions

Receivables/Payables

As of March 31, 2022, and December 31, 2021, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Three months ended March 31,	2022	2021
Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the three months ended March 31, 2022 and 2021, the General Partner waived certain reimbursable expenses due to it by the Partnership.  For the three months ended March 31, 2022 and 2021, the Partnership was charged approximately $20,000 and $21,000 in Other LP expense, respectively.

	$42,000	$68,000
Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the three months ended March 31, 2022 and 2021, approximately $0 and $0 of acquisition fees were waived by the General Partner, respectively.	$-	$-
Equipment Management Fee

The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner has elected to waive equipment management fees. For the three months ended March 31, 2022 and 2021, equipment management fees of approximately $2,000 and $3,000 were earned but waived by the General Partner, respectively.

	$-	$-
Equipment liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the three months ended March 31, 2022 and 2021, the General Partner waived approximately $0 and $39 of equipment liquidation fees, respectively.

	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	March 31,	December 31,
	2022	2021
Installment note payable to bank; interest at 5.00% due in monthly installments of $452, including interest, with final payment in November 2024	14,000	15,000
	$14,000	$15,000

These notes are secured by specific equipment with a carrying value of approximately $19,000 and are nonrecourse liabilities of the Partnership. As such, the notes do not contain any financial debt covenants with which the Partnership must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to March 31, 2022 are as follows:

Amount
Nine months ended December 31, 2022	$4,000
Year ended December 31, 2023	5,000
Year ended December 31, 2024	5,000
$14,000

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during 2022 and 2021 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net income (loss) are as follows:

Three months ended March 31,	2022	2021
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$1,000	$8,000

7. Commitments and Contingencies

COVID-19 Pandemic

The amount of revenue recognized and the pattern of revenue recognition may be impacted by COVID-19. In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has spread globally, and on March 12, 2020, the World Health Organization (“WHO”) declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. In addition, the COVID-19 virus and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact the Company’s business, financial condition, and results of operations. The pattern of revenue recognition may change for delays in rendering services.

In periods ended subsequent to the outbreak of COVID-19, the impact on expected credit losses and future cash flow projections used in impairment testing will need to be considered.

The Partnership continues to evaluate whether adjustments to the financial statements are required or whether additional disclosures are necessary.  In its leasing business, the Partnership is always subject to credit losses as it relates to a customer’s ability to make timely rental payments.  The impact of COVID-19 may contribute to risk of non-performance, where a customer may experience financial difficulty and may delay in making timely payments.

The Partnership recognizes impairment of receivables and loans when losses are incurred, which is when it is probable that an entity will be unable to collect all amounts due according to the contractual terms of the arrangement.  Impairment is measured based on the present value of expected future cash flows discounted at a receivable’s or a loan’s effective interest rate, except that, as a practical expedient, impairment can be measured based on a receivable’s or a loans’ observable market price or the fair value of the underlying collateral.

The Partnership believes its estimate of expected losses have been recognized based on historical experience, current conditions, and reasonable forecasts.  The impacts of COVID-19 may necessitate additional adjustments in future forecasts of expected losses.

Although the Partnership cannot estimate the length or gravity of the impact of the COVID-19 outbreak at this time, if the pandemic continues, it may have a material adverse effect on the Partnership’s results of future operations, financial position, and liquidity in fiscal year 2022 and beyond.

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

Readers are also directed to other risks and uncertainties discussed in other documents we file with the SEC, including, without limitation, those discussed in Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC. We undertake no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $900 billion equipment finance sector, showed their overall new business volume for March was $10.6 billion, up 14 percent year-over-year from new business volume in March 2021. Volume was up 49 percent month-to-month from $7.1 billion in February. Year-to-date, cumulative new business volume was up 5 percent compared to 2021.

Receivables over 30 days were 1.5 percent, down from 1.7 percent the previous month and down from 1.9 percent in the same period in 2021. Charge-offs were 0.10 percent, up from 0.09 percent the previous month and down from 0.43 percent in the year-earlier period.

Credit approvals totaled 78.3 percent, up from 78.2 percent in February. Total headcount for equipment finance companies was flat year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in April is 56.1, a decrease from 58.2 in March.

ELFA President and CEO Ralph Petta said, “MLFI-25 participants end the first quarter of the year very favorably: new business volume continues to surge and portfolios are performing extremely well. This, while inflationary pressures, the war in Ukraine and supply chain disruptions continue unabated. With the Fed increasing short-term borrowing rates now and into the foreseeable future, business owners—both large and small—are choosing to lease and finance their critical equipment needs.”

Mike Jones, President, CIT Business Capital, a division of First Citizens Bank, said, “Strong performance in the ELFA survey—for both month-over-month and year-over-year results—highlights the continued strength of the economy and the appetite of the business community for equipment financing to drive their growth. These positive results come even as ongoing supply chain issues delay some deliveries. Overall, the results are very encouraging for the balance of 2022, as end-customers show their determination to compete by investing in the latest equipment to power their businesses forward.”

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

Through March 31, 2022, the Partnership’s lease portfolio consisted of operating leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.  Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

For the three months ended March 31, 2022, the Partnership did not have a primary source of cash.  This compares to the three months ended March 31, 2021, where our primary source of cash was net proceeds from the sale of equipment of approximately $2,000.

Our primary use of cash for the three months ended March 31, 2022 and 2021 was cash used in operating activities of approximately $29,000 and $11,000, respectively.  For the three months ended March 31, 2022 and March 31, 2021, the Partnership had no financing activities.

Cash was used in operating activities for the three months ended March 31, 2022 of approximately $29,000 which includes net loss of approximately $16,000 and depreciation expenses of approximately $18,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $1,000.  For the three months ended March 31, 2021, cash was used in operating activities of approximately $11,000 which includes net loss of approximately $53,000, depreciation expenses of approximately $34,000 and loss on sale of computer equipment of approximately $5,000. Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $8,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At March 31, 2022, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $2,000. Bank accounts are federally insured up to $250,000 by the FDIC. At March 31, 2022, the total cash bank balance was as follows:

At March 31, 2022	Balance
Total bank balance	$2,000
FDIC insured	(2,000)
Uninsured amount	$-

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of March 31, 2022, we had future minimum rentals on operating leases of approximately $21,000 for the balance of the year ending March 31, 2022 and approximately $43,000 thereafter

As of March 31, 2022, our non-recourse debt was approximately $14,000, with interest rate of 5.31%, and will be payable through November 2024.

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

For the three months ended March 31, 2022, the Partnership incurred negative cash flow.  At March 31, 2022, the Partnership has a working capital deficit of approximately $381,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.

The General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the three months ended March 31, 2022.  The General Partner will continue to reassess the funding of limited partner distributions throughout 2022 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long-term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2022 compared to three months ended March 31, 2021

Lease Revenue

Our lease revenue decreased to approximately $46,000 for the three months ended March 31, 2022, from approximately $61,000 for the three months ended March 31, 2021. This revenue decrease is primarily due to a decrease in active lease agreements as described below.

The Partnership had 15 and 28 active operating leases during the three months ended March 31, 2022 and 2021, respectively. The decrease in number of active leases is consistent with the overall decrease in lease revenue. Management expects to add new leases to our portfolio throughout the remainder of 2022, funded primarily through debt financing.  As the operational phase of the Partnership has been extended to December 31, 2021, Management will continue to seek lease opportunities to enhance portfolio returns and cash flow.

Sale of Equipment

For the three months ended March 31, 2022, the Partnership did not sell any equipment.  For the three months ended March 31, 2021, the Partnership sold equipment with a net book value of approximately $7,000 for a net loss of approximately $5,000.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $44,000 for the three months ended March 31, 2022, from approximately $75,000 for the three months ended March 31, 2021.  This decrease is primarily attributable to a decrease in accounting fees of approximately $38,000, partially offset by an increase in temporary services expenses of approximately $10,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  For the three months ended March 31, 2022 and 2021, the equipment management fee was waived.

Depreciation and Amortization Expenses

Depreciation expenses consist of depreciation on equipment.  This expense decreased to approximately $18,000 for the three months ended March 31, 2022, from $34,000 for the three months ended March 31, 2021.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended March 31, 2022.

Net Loss

For the three months ended March 31, 2022, we recognized revenue of approximately $47,000, expenses of approximately $63,000, resulting in net loss of approximately $16,000.  For the three months ended March 31, 2021, we recognized revenue of approximately $63,000, expenses of approximately $116,000, resulting in net loss of approximately $53,000.  This change to a net loss is due to the changes in revenue and expenses described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

Item 2A. Risk Factors

COVID-19 Pandemic

The amount of revenue recognized and the pattern of revenue recognition may be impacted by COVID-19. In December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, and has spread globally, and on March 12, 2020, the World Health Organization (“WHO”) declared COVID-19 to be a pandemic. In an effort to contain and mitigate the spread of COVID-19, many countries, including the United States, have imposed unprecedented restrictions on travel, quarantines, and other public health safety measures. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. In addition, the COVID-19 virus and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, resulting in an economic downturn that could impact the Company’s business, financial condition, and results of operations. The pattern of revenue recognition may change for delays in rendering services.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner

May 18, 2022	By:	/s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer And Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

