Form 10-Q
period 2023-06-30
COMMONWEALTH INCOME & GROWTH FUND V
filed 2023-08-14
CIK 1253347

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023 or

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

FORM 10-Q

JUNE 30, 2023

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Commonwealth Income & Growth Fund V
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$-	$-
Lease income receivable, net of reserve of approximately $34,000 at both June 30, 2023 and December 31, 2022	18,140	57,295
Other receivables	333	333
Prepaid expenses	352	2,520
	18,825	60,148

Equipment, at cost	3,422,762	3,470,113
Accumulated depreciation	(3,382,217)	(3,413,190)
	40,546	56,924
Total Assets	$59,371	$117,072

LIABILITIES AND PARTNERS’ DEFICIT

LIABILITIES
Accounts payable	$136,188	$146,868
Accounts payable, CIGF, Inc.	317,168	227,781
Accounts payable, Commonwealth Capital Corp, net of accounts receivable of approximately $239,000 and $143,000 at June 30, 2023 and December 31, 2022, respectively	44,410	110,694
Unearned lease income	-	4,470
Notes payable	7,405	9,896
Total Liabilities	505,170	499,710

COMMITMENTS AND CONTINGENCIES
PARTNERS’ DEFICIT
General Partner	1,000	1,000
Limited Partners	(446,799)	(383,638)
Total Partners’ Deficit	(445,799)	(382,638)
Total Liabilities and Partners’ Deficit	$59,371	$117,072

See accompanying notes to these condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Lease	$30,878	$38,440	$65,398	$84,534
Interest and other	-	328	-	418
Sales and property taxes	1,044	1,321	2,088	2,597
Gain on sale of equipment	800	-	2,550	-
Total revenue and gain on sale of equipment	32,722	40,089	70,036	87,549

Expenses
Operating, excluding depreciation and amortization	65,850	68,078	114,367	112,121
Interest	267	164	364	343
Depreciation	5,318	17,940	16,378	35,880
Sales and property taxes	1,044	1,321	2,088	2,597
Total expenses	72,479	87,502	133,197	150,940

Net Loss	$(39,757)	$(47,413)	$(63,161)	$(63,391)

Net Loss allocated to Limited Partners	$(39,757)	$(47,413)	$(63,161)	$(63,391)

Net Loss per equivalent Limited Partnership unit	$(0.03)	$(0.04)	$(0.05)	$(0.05)
Weighted average number of equivalent limited
partnership units outstanding during the period	1,232,831	1,233,244	1,232,932	1,233,354

See accompanying notes to these condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statement of Partners’ Capital
For the six months ended June 30, 2023 and 2022
(unaudited)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2023	50	1,233,036	$1,000	$(383,638)	$(382,638)
Net loss	-	-	-	(23,404)	(23,404)
Balance March 31, 2023	50	1,233,036	$1,000	$(407,042)	$(406,042)
Net loss	-	-	-	(39,757)	(39,757)
Redemption	-	(625)	-	-	-
Balance June 30, 2023	50	1,232,411	$1,000	$(446,799)	$(445,799)

	General	Limited
	Partner	Partner	General	Limited
	Units	Units	Partner	Partners	Total
Balance, January 1, 2022	50	1,233,548	$1,000	$(255,496)	$(254,496)
Net loss	-	-	-	(15,978)	(15,978)
Balance March 31, 2022	50	1,233,548	$1,000	$(271,474)	$(270,474)
Net loss	-	-	-	(47,413)	(47,413)
Redemption	-	(349)	-	-	-
Balance June 30, 2022	50	1,233,199	$1,000	$(318,887)	$(317,887)

See accompanying notes to these condensed financial statements

Commonwealth Income & Growth Fund V
Condensed Statements of Cash Flow
(unaudited)

	Six months ended June 30,
	2023	2022

Net cash used in operating activities	$(2,550)	$(28,616)

Investing activities:
Net proceeds from the sale of equipment	2,550	-
Net cash provided by investing activities	2,550	-

Net decrease in cash and cash equivalents	-	(28,616)

Cash and cash equivalents at beginning of period	-	29,571

Cash and cash equivalents at end of period	$-	$955

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

Liquidity and Going Concern

For the six months ended June 30, 2023, the Partnership incurred negative cash flows from operations.  At June 30, 2023, the Partnership has a working capital deficit of approximately $486,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial information presented as of any date other than December 31, 2022 has been prepared from the books and records without audit. The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Financial information as of December 31, 2022 has been derived from the audited financial statements of the Partnership, but does not include all disclosures required by generally accepted accounting principles to be included in audited financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods indicated, have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of financial results that may be expected for the full year ended December 31, 2023.

Disclosure of Fair Value of Financial Instruments

Estimated fair value was determined by management using available market information and appropriate valuation methodologies. However, judgment was necessary to interpret market data and develop estimated fair value. Receivables, accounts payable and accrued expenses and other liabilities are carried at amounts which reasonably approximate their fair values as of June 30, 2023 and December 31, 2022 due to the short-term nature of these financial instruments.

The Partnership’s long-term debt consists of notes payable, which are secured by specific equipment and are nonrecourse liabilities of the Partnership. The estimated fair value of this debt at June 30, 2023 and December 31, 2022 approximates the carrying value of these instruments, due to the interest rates on the debt approximating current market interest rates. The Partnership classifies the fair value of its notes payable within Level 2 of the valuation hierarchy based on the observable inputs used to estimate fair value.

Cash and cash equivalents

The Partnership considers cash equivalents to be highly liquid investments with the original maturity of 90 days or less.

At June 30, 2023, cash and cash equivalents were held in one account maintained at one financial institution with an aggregate balance of approximately $2,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2023, the total cash bank balance was as follows:

At June 30, 2023	Balance
Total bank balance	$2,000
FDIC insured	(2,000)
Uninsured amount	$-

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

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  The amendments in this Update eliminate the accounting guidance for (Troubled Debt Restructurings (TDRs) by creditors in Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance in paragraphs 310-20-35-9 through 35-11 to determine whether a modification results in a new loan or a continuation of an existing loan. For public business entities, the amendments in this Update require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost. For entities that have adopted the amendments in Update 2016-13, the amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted the amendments in Update 2016-13, the effective dates for the amendments in this Update are the same as the effective dates in Update 2016-13. The Partnership adopted this new guidance, including the subsequent updates to Topic 326 on January 1, 2023 and the adoption did not have a material impact to its financial statement upon adoption. For the six months ended June 30, 2023, the Partnership’s finance lease revenue subject to CECL represented less than 1% of total lease revenue.

3.  Information Technology, Medical Technology, Telecommunications Technology, Inventory Management and Other Business-Essential Capital Equipment (“Equipment”)

The Partnership is the lessor of equipment under leases with periods that generally will range from 12 to 48 months. In general, associated costs such as repairs and maintenance, insurance and property taxes are paid by the lessee.

Gains or losses from the sale of equipment are recognized when the lease is modified and terminated concurrently. Gain from the sale of equipment included in lease revenue for the three and six months ended June 30, 2023, was approximately $800 and $2,550, respectively.

CCC, on behalf of the Partnership and on behalf of other affiliated companies and partnerships (“partnerships”), acquires equipment subject to associated debt obligations and lease agreements and allocates a participation in the cost, debt and lease revenue to the various companies based on certain risk factors.

The Partnership’s share of the cost of the equipment in which it participates with other partnerships at June 30, 2023 was approximately $1,656,000 and is included in the Partnership’s equipment on its balance sheet. The total cost of the equipment shared by the Partnership with other partnerships at June 30, 2023 was approximately $7,759,000. The Partnership’s share of the outstanding debt associated with this equipment at June 30, 2023 was approximately $0 and is included in the Partnership’s notes payable on its balance sheet. The total outstanding debt related to the equipment shared by the Partnership at June 30, 2023 was approximately $0.

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

The following is a schedule of approximate future minimum rentals on non-cancellable operating leases at June 30, 2023:

For the period ended December	Amount
Six months ended December 31, 2023	$12,500
Year Ended December 31, 2024	27,500
Year Ended December 31, 2025	9,000
$49,000

4. Related Party Transactions

Receivables/Payables

As of June 30, 2023, and December 31, 2022, the Company’s related party receivables and payables are short term, unsecured and non-interest bearing.

Six months ended June 30,	2023	2022
Reimbursable Expenses

The General Partner and its affiliates are entitled to reimbursement by the Partnership for the cost of goods, supplies or services obtained and used by the General Partner in connection with the administration and operation of the Partnership from third parties unaffiliated with the General Partner. In addition, the General Partner and its affiliates are entitled to reimbursement of certain expenses incurred by the General Partner and its affiliates in connection with the administration and operation of the Partnership. For the six months ended June 30, 2023 and 2022, the General Partner waived certain reimbursable expenses due to it by the Partnership.  For the six months ended June 30, 2023 and 2022, the Partnership was charged approximately $46,600 and $45,000 in Other LP expense, respectively.

	$76,600	$84,000

Equipment Acquisition Fee
The General Partner earned an equipment acquisition fee of 4% of the purchase price of each item of equipment purchased as compensation for the negotiation of the acquisition of the equipment and lease thereof or sale under a conditional sales contract. For the six months ended June 30, 2023 and 2022, approximately $0 and $0 of acquisition fees were waived by the General Partner, respectively.	$-	$-

Equipment Management Fee

The General Partner is entitled to be paid for managing the equipment portfolio a monthly fee equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) two percent of (1) the gross lease revenues attributable to equipment which is subject to full payout net leases which contain net lease provisions plus (2) the purchase price paid on conditional sales contracts as received by the Partnership and (b) 5% of the gross lease revenues attributable to equipment which is subject to operating leases. In an effort to increase future cash flow for the fund our General Partner has elected to waive equipment management fees. For the six months ended June 30, 2023 and 2022, equipment management fees of approximately $3,000 and $4,000 were earned but waived by the General Partner, respectively.

	$-	$-

Equipment liquidation Fee

With respect to each item of equipment sold by the General Partner (other than in connection with a conditional sales contract), a fee equal to the lesser of (i) 50% of the competitive equipment sale commission or (ii) three percent of the sales price for such equipment is payable to the General Partner. The payment of such fee is subordinated to the receipt by the limited partners of (i) a return of their net capital contributions and a 10% per annum cumulative return, compounded daily, on adjusted capital contributions and (ii) the net disposition proceeds from such sale in accordance with the Partnership Agreement. Such fee will be reduced to the extent any liquidation or resale fees are paid to unaffiliated parties. During the six months ended June 30, 2023 and 2022, the General Partner waived approximately $77 and $0 of equipment liquidation fees, respectively.

	$-	$-

5. Notes Payable

Notes payable consisted of the following approximate amounts:

	June 30,	December 31,
	2023	2022
Installment note payable to bank; interest at 5.00% due in monthly installments of $452, including interest, with final payment in November 2024	7,000	10,000
	$7,000	$10,000

The note is secured by specific equipment with a carrying value of approximately $10,000 and is a nonrecourse liability of the Partnership. As such, the notes do not contain any financial debt covenants with which the Partnership must comply on either an annual or quarterly basis. Aggregate approximate maturities of notes payable for each of the periods subsequent to June 30, 2023 are as follows:

Amount
Six months ended December 31, 2023	$2,000
Year ended December 31, 2024	5,000
$7,000

6. Supplemental Cash Flow Information

No interest or principal on notes payable was paid by the Partnership during the six months ended June 30, 2023 and 2022 because direct payment was made by lessee to the bank in lieu of collection of lease income and payment of interest and principal by the Partnership.

Other noncash activities included in the determination of net loss are as follows:

Six months ended June 30,	2023	2022
Lease revenue net of interest expense on notes payable realized as a result of direct payment of principal by lessee to bank	$2,000	$2,000

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

The Equipment Leasing and Finance Association’s (ELFA) Monthly Leasing and Finance Index (MLFI-25), which reports economic activity from 25 companies representing a cross section of the $1 trillion equipment finance sector, showed their overall new business volume for June was $10.9 billion, up 6 percent year-over-year from new business volume in June 2022. Volume was up 15 percent from $9.5 billion in May. Year-to-date, cumulative new business volume was up 1.9 percent compared to 2022.

Receivables over 30 days were 1.8 percent, down from 2.0 percent the previous month and up from 1.5 percent in the same period in 2022. Charge-offs were 0.37 percent, up from 0.33 percent the previous month and up from 0.15 percent in the year-earlier period.

Credit approvals totaled 76.1 percent, down from 76.4 percent in May. Total headcount for equipment finance companies was down 1.5 percent year-over-year.

Separately, the Equipment Leasing & Finance Foundation’s Monthly Confidence Index (MCI-EFI) in July is 46.4, an increase from the June index of 44.1.

ELFA President and CEO Ralph Petta said, “The second quarter concludes on an optimistic note, as MLFI respondents reported strong business performance coupled with a positive outlook for the short-term future of the industry. As inflation continues to decelerate and the Fed appears to be on the verge of achieving an economic soft landing, the equipment finance market enters the second half of the year in fine shape.”

“The equipment finance industry has remained resilient through one of the most turbulent periods in recent economic history,” said Anthony Sasso, Head of TD Equipment Finance. “Despite economic headwinds, like high interest rates, the equipment finance sector continues to see opportunities for growth and innovation. In fact, the year-over-year increase on overall new business volume reflected in the ELFA data is consistent with our experience here at TDEF, as customers across many sectors continue to look for financing solutions to help them acquire equipment in order to keep up with demand.”

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

Through June 30, 2023, the Partnership’s lease portfolio consisted of operating leases and finance leases. For operating leases, lease revenue is recognized on a straight-line basis in accordance with the terms of the lease agreement.  Finance lease interest income is recorded over the term of the lease using the effective interest method.

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

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our primary source of cash for the six months ended June 30, 2023 was cash provided by net proceeds from the sale of computer equipment of approximately $3,000.  This compares to the six months ended June 30, 2022, where the Partnership did not have a primary source of cash.

Our primary use of cash for the six months ended June 30, 2023 was cash used in operating activities of approximately $3,000.  Our primary uses of cash for the six months ended June 30, 2022 was cash used in operating activities of approximately $29,000.

Cash was used in operating activities for the six months ended June 30, 2023 of approximately $3,000, which includes net loss of approximately $63,000 and depreciation and amortization expenses of approximately $16,000.  Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $2,000.  Cash was used in operating activities for the six months ended June 30, 2022 of approximately $29,000, which includes net loss of approximately $63,000 and depreciation and amortization expenses of approximately $36,000.  Other non-cash activities included in the determination of net loss include direct payments of lease income by lessees to banks of approximately $2,000.

We consider cash equivalents to be highly liquid investments with the original maturity dates of 90 days or less.

At June 30, 2023, cash and cash equivalents were held in one account maintained at one financial institution with a balance of approximately $2,000. Bank accounts are federally insured up to $250,000 by the FDIC. At June 30, 2023, the total cash bank balance was as follows:

At June 30, 2023	Balance
Total bank balance	$2,000
FDIC insured	(2,000)
Uninsured amount	$-

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

Our investment strategy of acquiring equipment and generally leasing it under triple-net leases to operators who generally meet specified financial standards minimizes our operating expenses.  As of June 30, 2023, we had future minimum rentals on non-cancelable operating leases of approximately $12,500 for the balance of the year ending December 31, 2023 and approximately $36,500 thereafter.  As of June 30, 2022, we had future minimum rentals on non-cancelable operating leases of approximately $15,000 for the balance of the year ending December 31, 2022 and approximately $52,500 thereafter.

As of June 30, 2023, our non-recourse debt was approximately $7,000, with interest rate at 5.00%, and will be payable through November 2024.

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

For the six months ended June 30, 2023, the Partnership incurred negative cash flow . At June 30, 2023, the Partnership has a working capital deficit of approximately $486,000. Such factors raise substantial doubt about the Partnership’s ability to continue as a going concern.

The General Partner elected to forgo distributions and allocations of net income owed to it, and suspended limited partner distributions for the six months ended June 30, 2023.  The General Partner will continue to reassess the funding of limited partner distributions throughout 2023 and will continue to waive certain fees if the General Partner determines it is in the best interest of the Partnership to do so.  If available cash flow or net disposition proceeds are insufficient to cover the Partnership expenses and liabilities on a short and long-term basis, the Partnership may attempt to obtain additional funds by disposing of or refinancing equipment, or by borrowing within its permissible limits.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2023 compared to three months ended June 30, 2022

Lease Revenue

Our lease revenue decreased to approximately $31,000 for the three months ended June 30, 2022, from approximately $38,000 for the three months ended June 30, 2022. This revenue decrease is primarily due to a decrease in active lease agreements as described below.

The Partnership had 11 and 15 active operating leases during the three months ended June 30, 2023 and 2022, respectively. The decrease in number of active leases is consistent with the overall decrease in lease revenue.  Management does not expect to acquire new leases in the future as the Partnership’s operational phase was extended to December 31, 2023 with the expectation of ending December 31, 2023.

Sale of Equipment

For the three months ended June 30, 2023, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $1,000.  For the three months ended June 30, 2022, the Partnership the Partnership did not sell any equipment .

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership.  These expenses decreased to approximately $66,000 for the three months ended June 30, 2023, from approximately $68,000 for the three months ended June 30, 2022.  This decrease is primarily attributable to a decrease in other LP expenses of approximately $4,000, a decrease in accounting fees of approximately $2,000 and a decrease in postage/shipping expenses of approximately $1,000, partially offset by an increase in IT expenses of approximately $5,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  For the three months ended June 30, 2023, and June 30, 2022, the equipment management fee was waived.

Depreciation and Amortization Expenses

Depreciation expenses consist of depreciation on equipment.  This expense decreased to approximately $5,000 for the three months ended June 30, 2023, from $18,000 for the three months ended June 30, 2022.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the three months ended June 30, 2023.

Net Loss

For the three months ended June 30, 2023, we recognized revenue of approximately $33,000, expenses of approximately $72,000, resulting in net loss of approximately $40,000.  For the three months ended June 30, 2022, we recognized revenue of approximately $40,000, expenses of approximately $87,500, resulting in net loss of approximately $47,500. This change to a net loss is due to the changes in revenue and expenses as described above.

Six months ended June 30, 2023 compared to six months ended June 30, 2022

Lease Revenue

Our lease revenue decreased to approximately $65,000 for the six months ended June 30, 2023, from approximately $85,000 for the six months ended June 30, 2022.  This revenue decrease is primarily due to a decrease in active lease agreements as described below.

The Partnership had 12 and 16 operating leases during the six months ended June 30, 2023 and 2022, respectively. The decline in number of active leases is consistent with the overall decrease in lease revenue.  Management does not expect to acquire new leases in the future as the Partnership’s operational phase was extended to December 31, 2023 with the expectation of ending December 31, 2023.

Sale of Equipment

For the three months ended June 30, 2023, the Partnership sold fully depreciated equipment with a net book value of approximately $0 for a net gain of approximately $3,000.  For the six months ended June 30, 2022, the Partnership did not sell any equipment.

Operating Expenses

Our operating expenses, excluding depreciation, primarily consist of accounting and legal fees, outside service fees and reimbursement of expenses to CCC for administration and operation of the Partnership. These expenses increased to approximately $114,000 for the six months ended June 30, 2023, from approximately $112,000 for the six months ended June 30, 2022.  This increase is primarily attributable to an increase in accounting fees of approximately $8,000, partially offset by a decrease in temporary services expenses of approximately $6,000.

Equipment Management Fees

We pay an equipment management fee to our general partner for managing our equipment portfolio. The equipment management fee is approximately 5% of the gross lease revenue attributable to equipment that is subject to operating leases and 2% of the gross lease revenue attributable to equipment that is subject to finance leases.  For the three months ended June 30, 2023, and June 30, 2022, the equipment management fee was waived.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation on equipment and amortization of equipment acquisition fees. These expenses decreased to approximately $16,000 for the six months ended June 30, 2023, from $36,000 for the six months ended June 30, 2022.  This decrease was due to the higher frequency in the termination of leases and equipment being fully depreciated as compared to the acquisition of new leases for the six months ended June 30, 2023.

Net Loss

For the six months ended June 30, 2023, we recognized revenue of approximately $70,000 and expenses of approximately $133,000, resulting in net loss of approximately $63,000.  For the six months ended June 30, 2022, we recognized revenue of approximately $88,000 and expenses of approximately $151,000, resulting in net loss of approximately $63,000.   This change to a net loss is due to the changes in revenue and expenses as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

N/A

Item 4. Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial and Accounting Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by last Quarterly Report. Based on such evaluation, the Company’s Principal Executive Officer and Principal Financial and Accounting Officer have concluded that, as of the end of such period covered by last Quarterly Report, the Company’s disclosure controls and procedures were temporarily rendered non-effective to provide reasonable assurance that information that it is required to disclose in reports that the Company files with the SEC is recorded, processed, summarized and reported within the time periods specified by the Exchange Act rules and regulations due to the reasons set forth below. During the period covered by last report, management determined the filing delay of financial information for the period was a result of a contractual dispute with a third-party financial vendor which provides information necessary for completion of audit process for the filing of the 10K, which thereby resulted in the delay of the 1st quarter 10Q. Specifically, we were unable to conduct a timely reconciliation of all accounts until resolution of the aforesaid dispute. As a result, we have concluded that our internal control over financial reporting was not effective for that period. We have taken steps to remediate that issue and improve our internal control over financial reporting. However, we cannot assure you that these steps will be successful or that we will not identify additional material weaknesses in the future.

Our management, under the supervision and with the participation of the General Partner’s Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures related to our reporting and disclosure obligations as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the General Partner’s Chief Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures are effective in ensuring that information relating to us which is required to be disclosed in our periodic reports filed or submitted under the Securities Exchange Act of 1934 is (a) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) accumulated and communicated to management, including the General Partner’s Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. There were no changes in the Partnership’s internal control over financial reporting during the fiscal quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect its internal control over financial reporting.

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

COMMONWEALTH INCOME & GROWTH FUND V
BY: COMMONWEALTH INCOME & GROWTH FUND, INC., General Partner
August 14, 2023	By: /s/ Kimberly A. Springsteen-Abbott
Date	Kimberly A. Springsteen-Abbott
Chief Executive Officer and Principal Financial Officer Commonwealth Income & Growth Fund, Inc.

